Form 10QSB
period 2001-09-30
BIDBAY COM INC
filed 2001-12-10
CIK 1126021

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[  X]     Quarterly  Report  pursuant  to  Section 13 or 15(d) of the Securities
          Exchange  Act  of  1934

          For  the  quarterly  period  ended  September  30,  2001

[   ]     Transition  Report  pursuant to 13 or 15(d) of the Securities Exchange
          Act  of  1934

          For  the  transition  period to


          Commission  File  Number          000-33331
                                            ---------

                                BIDBAY.COM, INC.
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

Nevada                                   95-4814876
-------------------------------          ---------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation  or  organization)


7209  Foothill  Blvd,
Tujunga,  California                     91042
------------------------------------     -----------
(Address of principal executive offices) (Zip  Code)

Issuer's telephone number, including     (818)  951-5755
area code:                               ----------------


                                      None
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [   ]  Yes    [  x  ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 52,496,641 Shares of $.001 par value Common Stock outstanding as of September 30, 2001.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                                BIDBAY.COM, INC.
                          [A Development Stage Company]

                    UNAUDITED CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                                BIDBAY.COM, INC.
                          [A Development Stage Company]




                                    CONTENTS

                                                                     PAGE
                                                                     ----


-     Unaudited  Condensed  Balance  Sheets,
          September  30, 2001 and December 31, 2000                 F2 - 3

-     Unaudited  Condensed  Statements  of  Operations,
          for the three and nine months ended September 30, 2001
          and 2000 and from inception on December 21, 1999
          through September 30,  2001                                   F4

-     Unaudited Condensed Statement of Stockholders' Equity
          (Deficit), from December 31, 2000 through September
          30,  2001                                                 F5 - 6

-     Unaudited  Condensed  Statements  of  Cash  Flows,
          for the nine months ended September 30, 2001 and 2000
          and from inception on December 21, 1999 through
          September  30,  2001                                      F7 - 9

-     Notes to Unaudited Condensed Financial Statements           F10 - 24


                                BIDBAY.COM,  INC.
                          [A Development Stage Company]

                            CONDENSED BALANCE SHEETS

                                     ASSETS


                               September  30,     December  31,
                                   2001               2000
                                [Unaudited]
                                _____________    _____________
CURRENT ASSETS:
  Cash                        $        13,969  $       60,247
  Employee receivables                  2,500           7,245
  Promotional inventory                47,555          47,545
  Related-party receivable                  -         167,352
  Other current assets                      -           2,075
                                _____________    _____________
    Total Current Assets               64,024         284,464

PROPERTY AND EQUIPMENT, net           349,285         216,615

INTANGIBLE ASSETS:
  Registered user names, net        3,751,752       4,968,068
                                _____________    _____________
                              $     4,165,061  $    5,469,147
                                =============    =============

                                 [Continued]
                                     - F2 -

                                  BIDBAY.COM, INC.
                            [A Development Stage Company]

                        CONDENSED BALANCE SHEETS [Continued]

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                    September  30,    December  31,
                                                        2001              2000
                                                    [Unaudited]
                                                    ______________    _____________
CURRENT LIABILITIES:
  Accounts payable                                 $        85,732   $       95,836
  Payable - related parties                              2,146,078          394,475
  Investor deposits                                         73,000          137,800
  Accrued expenses                                         159,935          190,815
  Installment payable                                       30,987          480,987
  Current portion of note payable                            1,341            1,204
                                                    ______________    _____________
    Total Current Liabilities                            2,497,073        1,301,117

NOTES PAYABLE, less current portion                         24,007           25,391

DEFERRED REVENUE                                                 -          122,500

CONTINGENT LIABILITIES                                           -        1,030,000
                                                    ______________    _____________
    Total Liabilities                                    2,521,080        2,479,008
                                                    ______________    _____________
STOCK SUBJECT TO POTENTIAL RECISSION
  10% convertible redeemable Preferred stock,
      $.001 par value, 10,000,000 shares
      authorized, 1,778,477 and 1,733,077 shares
      issued and outstanding, respectively               4,448,693        4,332,693
                                                    ______________    _____________
STOCKHOLDERS' EQUITY (DEFICIT):
  10% convertible redeemable Preferred
      stock, $.001 par value, 10,000,000
      shares authorized, 200,000 shares
      issued and outstanding                                   200              200
  Common stock, $.001 par value,
      100,000,000 shares authorized,
      52,496,641 and 52,357,141 shares
      issued and outstanding, respectively                  52,497           52,357
  Capital in excess of par value                        11,564,613       10,413,654
  Deficit accumulated during the development
      stage                                             (9,117,493)      (6,254,236)
  Less: subscription receivable                         (5,304,529)      (5,554,529)
                                                    ______________    _____________
      Total stockholders' equity (deficit)              (2,804,712)      (1,342,554)
                                                    ______________    _____________
    Total liabilities & stockholders' equity       $     4,165,061   $    5,469,147
                                                    ==============    =============







Note:     The  balance  sheet  of  December  31,2000, was taken from the audited financial  statements  at  that  date  and  condensed.

     The accompanying notes are an integral part of these unaudited condensed financial statements.

                                     - F3 -


                                               BIDBAY.COM,  INC.
                                          [A Development Stage Company]

                                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                                                From Inception
                                                 For the Three               For the Nine       on December 21,
                                                 Months  Ended              Months  Ended       1999  Through
                                                 September  30,             September  30,      September  30,
                                            _____________________       ______________________   ___________

                                               2001          2000          2001          2000          2001
                                           _________     _________     _________     _________      _______
REVENUE                                  $    39,443   $    26,527   $   520,709   $    28,277  $   755,233
                                           _________     _________     _________     _________   __________
EXPENSES:
  Advertising                                 79,633       251,348       142,772       917,380    1,128,048
  Promotion                                   75,804       268,209       112,976       898,959    1,117,597
  General and administrative                 274,491       316,473       922,047       625,922    1,658,426
  Allowance for litigation settlement              -             -             -             -    1,030,000
  Payroll expenses                           177,398       530,134       528,608       712,484    1,384,403
  Amortization and depreciation              508,545       112,397     1,474,930       125,811    1,977,192
  Business development                         3,409       467,288       196,657     1,286,212    1,556,544
                                           _________     _________     _________     _________   __________
           Total Expenses                  1,119,280     1,945,849     3,377,990     4,566,768    9,852,210
                                           _________     _________     _________     _________   __________
INCOME (LOSS) FROM
  OPERATIONS                              (1,079,837)   (1,919,322)   (2,857,281)   (4,538,491)  (9,096,977)
                                           _________     _________     _________     _________   __________
OTHER EXPENSES:
  Interest expense                            (5,092)       (1,114)       (5,976)       (1,114)     (20,696)
                                           _________     _________     _________     _________   __________
    Total Other Expenses                      (5,092)       (1,114)       (5,976)       (1,114)     (20,696)
                                           _________     _________     _________     _________   __________
INCOME (LOSS) BEFORE TAXES                (1,084,929)   (1,920,436)   (2,863,257)   (4,539,605)  (9,117,493)
CURRENT TAX EXPENSE                                -             -             -             -            -

DEFERRED TAX EXPENSE                               -             -             -             -            -
                                           _________     _________     _________     _________   __________
NET (LOSS)                               $(1,084,929)  $(1,920,436)  $(2,863,257)  $(4,539,605) $(9,117,493)

DIVIDENDS:
  Dividends declared and intrinsic value
   of beneficial conversion feature of
   convertible preferred stock analogous
   to a dividend                             (72,000)   (1,560,646)     (512,000)   (4,460,319)  (5,327,962)
                                           _________     _________     _________     _________   __________
NET (LOSS) AVAILABLE TO COMMON
  SHAREHOLDERS                           $(1,156,929)  $(3,481,082)  $(3,375,257)  $(8,999,924)$(14,445,455)
                                           _________     _________     _________     _________   __________
NET (LOSS) PER COMMON SHARE              $      (.02)  $      (.07)  $      (.06)  $      (.18)$       (.28)
                                         ============  ============  ============  ============ ===========







     The accompanying notes are an integral part of these unaudited condensed financial statements.

                                     -F4-

                                                       BIDBAY.COM,  INC.
                                                 [A Development Stage Company]

                                          STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                       FROM DECEMBER 31, 2000 THROUGH SEPTEMBER 30, 2001

                                                                                                                    Deficit
                                                                                                                  Accumulated
                                       Preferred  Stock          Common  Stock        Capital in       Stock      During the
                                    ______________________   ______________________    Excess of    Subscription  Development
                                      Shares      Amount       Shares      Amount      Par Value     Receivable      Stage
                                    __________  __________   __________  __________   ___________   ___________   ___________
BALANCE, December 31, 2000             200,000  $      200   52,357,141  $   52,357   $10,413,654   $(5,554,529)  $(6,254,236)

January 2001, issuance of
  common stock as an incentive
  to purchase preferred stock at
  $2.50 per unit of 1 preferred
  share and 1 common share                   -           -        5,500           6            (6)            -             -

Payment of preferred stock
  offering costs                             -           -            -           -       (30,901)            -             -

Beneficial intrinsic value of
  convertible preferred stock
  recorded as a liquidating
  dividend [See Note 11]                     -           -            -           -             -             -             -

January 2001, declaration
  of dividends on preferred
  stock, at the rate of $.50
  per new issued share of
  preferred stock                            -           -            -           -       (27,500)            -             -

January 2001, Issuance of
  common stock in payment
  of dividend payable on
  preferred stock, at $10.00
  per share                                  -           -        2,750           3        27,497             -             -

January 2001, Issuance of
  common stock to employees
  and consultants for services,
  valued $82,000, or $10.00
  per share                                  -           -        8,200           8        81,992             -             -

February 2001, purchase of
  two websites valued at
  $60,000, or $10 per share                  -           -        6,000           6        59,994             -             -

January to March 2001, receipt
  of registered users as payment
  for stock previously issued                -           -            -           -             -       250,000             -

May 2001, Issuance of
  common stock in settlement
  of lawsuit valued at $1,000,000,
  or $10.00 per share                        -           -      100,000         100       999,900             -             -

June 2001,conversion of preferred
  stock subject to recession into
  common stock                               -           -        8,000           8        19,992             -             -




                                   [Continued]

                                     -F5-

                                                       BIDBAY.COM,  INC.
                                                 [A Development Stage Company]

                                          STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                       FROM DECEMBER 31, 2000 THROUGH SEPTEMBER 30, 2001

                                                                                                                 Deficit
                                                                                                               Accumulated
                                    Preferred  Stock            Common  Stock       Capital in      Stock      During the
                                 _______________________   _______________________   Excess of   Subscription  Development
                                   Shares       Amount       Shares       Amount     Par Value    Receivable     Stage
                                 __________   __________   __________  __________   __________   ___________   ____________
September 2001, conversion of
  preferred stock subject to
  recission                               -            -        8,000           8       19,992             -              -

Beneficial intrinsic value of
  Convertible preferred stock
  Recorded as a liquiding
  Dividend                                -            -            -           -            -             -              -

September 2001, declaration of
  dividends on preferred stock
  at a rate of $.50 per new issued
  share of preferred stock                -            -            -           -       (4,500)            -              -

September 2001, cancellation of
  common stock issued as an
  incentive on preferred stock
  subject to rescission.                  -            -         (300)          -            -             -              -

September 2001, issuance of
  common stock as an incentive
  to purchase preferred stock at
  $2.50 per unit of 1 preferred
  share and 1 common share                -            -          900           1           (1)            -              -

September 2001, issuance of
  common stock in payment of
  dividend payable at $10.00
  per share                               -            -          450           -        4,500             -              -

Net loss for the period ended
  September 30, 2001                      -            -            -           -            -             -     (2,863,257)

                                 __________   __________   __________  __________   __________   ___________   _____________

BALANCE, September 30, 2001         200,000  $       200   52,496,641  $   52,497  $11,564,613  $ (5,304,529)  $ (9,117,493)
                                 ==========   ==========   ==========  ==========   ==========   ============  =============








    The accompanying notes are an integral part of this financial statement.

                                     -F6-


BIDBAY.COM,  INC.
                                    [A Development Stage Company]

                             UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                  For the Nine         From Inception
                                                                  Months Ended         on December 21,
                                                                  September  30,         1999 Through
                                                          ____________________________   September 30,
                                                              2001            2000           2001
                                                          ____________    ____________   ____________
Cash Flows from Operating Activities:                                -               -             -
  Net (loss)                                             $  (2,863,257)  $  (4,539,605)  $(9,117,493)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization                            1,524,795         152,223     2,027,057
    Stock issued for services                                   82,000         310,000       633,500
    Stock issued for promotion                                       -         630,750       630,750
    Non-cash revenue                                          (300,000)              -      (400,000)
    Allowance for settlement of litigation                           -               -     1,030,000
    Changes in assets and liabilities:
      (Increase) decrease in employee receivables                4,745          (8,085)       (2,500)
      (Increase) in promotional inventory                          (10)        (83,726)      (20,719)
      (Increase) decrease in related-party receivable          167,352        (119,147)            -
      (Increase) decrease in other current assets                2,075         (10,000)            -
      Increase (decrease) in accounts payable                  (10,104)         62,021        85,732
      Increase (decrease) in payable to related party        1,751,603         103,123     2,146,078
      Increase (decrease) in shareholder deposits              (64,800)        280,400        73,000
      Increase (decrease) in accrued expenses                  (30,880)         99,001       159,935
   Increase (decrease) in deferred revenue                    (122,500)         95,000             -
   (Decrease) in contingent liabilities                        (30,000)              -       (30,000)
                                                          ____________    ____________   ____________

      Net Cash Provided (Used) by Operating Activities         111,019      (3,028,045)   (2,784,660)
                                                          ____________    ____________   ____________
Cash Flows from Investing Activities:
    Purchase of equipment                                      (92,866)       (140,375)     (315,340)
    Purchase of websites, software, and development            (38,283)              -       (46,283)
    Payments on Installment payable                           (150,000)       (169,013)     (569,013)
                                                          ____________    ____________   ____________

      Net Cash (Used) by Investing Activities                 (281,149)       (309,388)     (930,636)
                                                          ____________    ____________   ____________
Cash Flows from Financing Activities:
  Principal payments on notes payable                           (1,247)              -        (1,488)
  Proceeds from preferred and common stock offering            160,000       4,054,580     4,492,693
  Refund of preferred stock subject to recission                (4,000)              -        (4,000)
  Proceeds from common stock issuance                                -         300,000       300,000
  Dividends paid in cash                                             -               -        (7,356)
  Payment of stock offering costs                              (30,901)     (1,013,709)   (1,050,584)
                                                          ____________    ____________   ____________

      Net Cash Provided by Financing Activities                123,852       3,340,871     3,729,265
                                                          ____________    ____________   ____________

Net Increase (Decrease) in Cash                                (46,278)          3,438        13,969

Cash at Beginning of Period                                     60,247               -             -
                                                          ____________    ____________   ____________

Cash at End of Period                                    $      13,969   $       3,438   $    13,969
                                                          ____________    ____________   ____________






                                   [Continued]

                                      -F7-

                                                  BIDBAY.COM,  INC.

                                            [A Development Stage Company]

                              UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS  [Continued]

          From  Inception
                                                           For the Nine          on December 21,
                                                           Months  Ended          1999 Through
                                                           September  30,        September  30,
                                                    ___________________________  ______________
                                                          2001         2000           2001
                                                    ______________ ____________  ______________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year and from inception for:
    Interest                                        $       1,296  $         -   $       2,845
    Income taxes                                    $           -  $         -   $           -


Supplemental  Schedule  of  Non-Cash  Investing  and  Financing  Activities:
    For  the  period  ended  September  30,  2001:
         The Company declared a dividend on new preferred stock at a rate of $.50 per share or $32,000.
         [See  Note  11]

         The Company issued 3,200 shares of common stock in lieu of cash dividends on preferred stock valued at $32,000.

         The Company issued 8,200 shares of common stock for services valued at $82,000 or $10.00 per share.

         The Company received 250,000 registered users which increased registered users and decreased stock subscription receivable. [See Note 8]

         The Company offset $300,000 of installment payable with $300,000 of non cash revenue.

         The Company issued 100,000 shares of common stock in settlement of a lawsuit, for a total of $1,000,000,or $10.00 per share.

         The Company issued 6,000 shares of common stock for the acquisition of two websites valued at $60,000, or $10.00 per share.

         The Company issued 6,400 shares of common stock as an incentive on sales of preferred stock.

         Shareholders exercised the conversion feature of preferred stock by returning 16,000 shares of preferred stock subject to recission to the Company and the Company issuing 16,000 shares of common stock.

    For  the  period  ended  September  30,  2000:

         The Company issued 62,000 shares of common stock to employees and consultants for services valued at $310,000 or $5.00 per  share.

         The Company issued 126,150 shares of common stock for promotional giveaways valued at $630,750 or $5.00 per share.

         The Company declared a dividend on preferred stock at the rate of $.25 per share or $405,484.
         [See  Note  11]

                                   [Continued]

                                        -F8-

                                BIDBAY.COM, INC.
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                   [Continued]

Supplemental  Schedule  of  Non-Cash  Investing  and  Financing  Activities:

     For  the  period  ended  September  30,  2000:

         The Company issued 81,097 shares of common stock in lieu of cash dividends on preferred stock valued at $405,484 or $5.00 per share.

         The Company entered into an agreement with Speedy Click for the purchase of 2,000,000 registered users valued at $1.00 each for a total of $2,000,000. The $1,000,000 was payable with 200,000 shares of preferred stock valued at $5.00 per share and $1,000,000 payable in cash. The Company entered into a separate agreement for an additional 4,000,000 registered users valued at $1.00 each for a total of $4,000,000. The $4,000,000 was payable with 800,000 shares of common stock valued at $5.00 per share. A subscription receivable of $3,291,791 has been established due to the Company issuing 800,000 shares of common stock and only receiving 708,209 registered users related to this agreement. [See Note 8]

         The Company received $26,836 in promotional inventory in exchange for a notes payable.









     The accompanying notes are an integral part of these unaudited condensed financial statements.

                                        -F9-

                                BIDBAY.COM, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Organization - Bidbay.Com, Inc. ("the Company") was organized under the laws of the State of California on December 21, 1999. On March 3, 2000, the Company effected a change of domicile to Nevada. The company is considered to be in the development stage as defined in SFAS No. 7. The Company is engaging in the business of developing and marketing an internet auction site. The Company is marketing regional stores which would focus on auction activity within a specific region. The Company may also pursue other internet related business.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and 2000 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

Proposed Public Stock Offering - The Company is making a public offering of 6,000,000 shares of its previously authorized but unissued common stock and 234,000 issued and outstanding shares owned by officers, directors, employees and a consultant of the Company. This offering is registered with the Securities and Exchange Commission on Form SB-2. An offering price of $10 per share has been arbitrarily determined by the Company. The Company will pay a 15% commission if brokers are used in the offering, otherwise the offering will be managed by the Company, who will receive no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering estimated to be approximately $116,500.

Use of Estimates - The preparation of unaudited condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property and Equipment - Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets, which ranges from five to seven years.

Intangible Assets - Registered user names database resulting from agreements negotiated by management are recorded at fair value of cash and total stock issued. Registered user names database is amortized over 36 months on a straight-line basis which represents the estimated period of benefit. [See Note 5]

                                        -F10-

                                BIDBAY.COM, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  [Continued]

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes.
[See  Note  15]

Dividend Policy - The Company has not paid any dividends on common stock to date and does not anticipate paying dividends on common stock in the foreseeable future. The Company has declared and paid dividends on preferred stock [See
Note  11].

Promotional Inventory - The Company maintains an inventory to be given away as prizes and awards for promotional activities. The Company carries these items at the lower of cost or market.

Revenue Recognition - Online transaction revenues are derived primarily from placement of "banners" on the Company's website. The Company also derives revenue from insertion of advertisers banners in the Company's weekly emails to its registered users. Revenue is recognized in the periods when the advertising occurs.

The Company charges users fees for auction listing on the Company's website. The user may enhance their listing through category placements, fonts, and similar graphics for additional costs. Revenue is recognized at the time the auction is listed on the Company's website.

Earnings (Loss) Per Share - The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share", which requires the Company to present basic earnings
(loss) per share and dilutive earnings (loss) per share when the effect is dilutive. [See Note 16]

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Advertising - The Company recognizes advertising expense in accordance with SOP 93-7 "Reporting on Advertising Costs." As such, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the cost of communicating advertising in the period in which the advertising space is used. For the nine months ended September 30, 2001 and 2000 advertising costs amounted to $142,772 and $917,380, respectively.

Website Costs - The Company has adopted the provisions of EITF 00-2, "Accounting for Web Site Development Costs." Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset. During the nine months ended September 30, 2001, the Company expensed $29,856 as research and development cost related to the planning of additional software modules. The Company also capitalized an additional $98,283 of websites, software, and website development costs during the nine months ended September 30, 2001.

                                        -F11-

                                BIDBAY.COM, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  [Continued]

Stock Based Compensation - The Company accounts for its stock based compensation in accordance with Statement of Financial Accounting Standard 123 "Accounting for Stock-Based Compensation". This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. The Company has adopted the disclosure only provisions of SFAS No. 123, accordingly, the Company has elected to determine net income using previous accounting standards. Stock issued to non-employees is valued based on the fair value of the services received or the fair value of the stock given up.

Internet Advertising - EITF No. 99-17 was recently issued. The Company's policy is to recognize revenue and expense at fair value from an advertising barter transaction only if the fair value of the advertising surrendered in the transaction is determinable based on the Company's historical practice of receiving cash, marketable securities, or other consideration that is readily convertible to a known amount of cash for similar advertising from buyers unrelated to the Company. If the fair value of the advertising surrendered in the barter transaction is not determinable, the barter transaction is recorded based on the carrying amount of the advertising surrendered, which is likely to be zero.

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No.
133)", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No. 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued. SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the unaudited condensed financial statements would not have been significant.

NOTE  2  -  GOING  CONCERN

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed, has incurred losses since its inception, and has not yet achieved profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is continuing to promote its website and plans to raise additional revenues through enhancement fees. Management further proposes to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital or in achieving profitable operations. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                        -F12-

                                BIDBAY.COM, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  3  -  PROMOTIONAL  INVENTORY

The following is a summary of inventory (carried at the lower of cost or market value) as of September 30, 2001. The Company holds contests and giveaways for registered users of its site. Promotional inventory has been acquired for the purpose of providing prizes and awards to winners of these contests and giveaways.

                                              September  30,
                                      ___________________________
                                          2001           2000
                                      ____________   ____________

     Promotional  inventory          $     47,555   $    110,562
                                      ============   ============

At September 30, 2001 management estimated that a reserve for inventory obsolescence was not necessary.

NOTE  4  -  PROPERTY  AND  EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation as of:

                                                   September  30,
                                               ________________________
                                                   2001        2000
                                               ___________   __________
  Office and computer equipment                $   272,962   $157,900
  Leasehold improvements                            42,378     29,103
  Websites, software, and website development      117,283     19,000
                                               ___________   __________
                                                   432,623    206,003
  Less:  accumulated depreciation                  (83,338)   (29,638)
                                               ___________   __________
                                               $   349,285   $176,365
                                               ===========   ==========


Depreciation expense for the nine months ended September 30, 2001 and 2000 amounted to $58,299 and $29,606, respectively.

NOTE  5  -  INTANGIBLE  ASSETS

Intangible assets consist of an electronic database of registered users which have been purchased. The Company entered into various agreements with Speedy Click [a.k.a. Network Commerce, Inc.] to purchase a total of 11,000,000 registered users at the rate of $1.00 each for a total of $11,000,000. The Company has capitalized the costs associated with purchasing the registered users and has estimated their useful life to be 36 months. As of September 30, 2001, Speedyclick has delivered an estimated 5,695,471 registered users. The following schedule details the carrying value at each period end.

                                                     September  30,
                                          __________________________________
                                                2001                2000
                                          _______________     ______________
     Registered  users                    $     5,645,471     $    2,708,209
     Less:  accumulated  amortization          (1,893,719)          (122,617)
                                          _______________     _______________
                                          $     3,751,752     $    2,585,592
                                          ===============     ===============

Amortization expense for the nine months ended September 30, 2001 and 2000 amounted to $1,416,316 and $122,617, respectively.

                                        -F13-

                                BIDBAY.COM, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  6  -  RECEIVABLE  /  PAYABLE  -  RELATED  PARTIES

Payable to related parties - An officer/director/significant shareholder of the Company, and an entity related to him, have made various advances to and from the Company. At September 30, 2001 the net amount owed the related party and the other related entity was $1,595,598. The balance is non-interest bearing and payable on demand. [See Note 13]

During the nine months ended September 30, 2001, the Company received advance payments of $550,480 from two companies related through common control. The Company had entered into agreements with each company, BidbayEurope.com and BidbayAustrailia.com, for consulting services to be provided by the Company for business and Website development for each company. The agreements were for $1,000,000 of services, for each company over an unspecified period, for a total of $2,000,000. [See Note 13]

The total of the above payables to related parties at September 30, 2001 was $2,146,078.

Related-party receivable - The Company entered into two agreements with Donald Dayer, a significant shareholder, relating to the development of the Company's business and the private placement of preferred stock. The shareholder is to receive a commission equal to 25% of funds raised through a Regulation D private placement. The shareholder is also to receive 29% from every dollar that is generated into the Company, whether it be in the form of revenue or capital investment up to a maximum of $1,500,000. [See Note 13]. At September 30, 2001, Mr. Dayer had earned $1,046,669 in commissions and $1,214,136 under the business development agreement. At September 30, 2001, Mr. Dayer had received $171,308 in excess of the amount owed him. During the nine months ended September 30, 2001, the Company wrote off the balance due from Mr. Dayer as consulting expense. In June 2001, the Company began legal action against Mr. Dayer [See
Note  14].

NOTE  7  -  NOTES  PAYABLE

     The Company has agreed to assume a note payable for a boat previously held by an officer of the Company. The boat was recorded as a promotional inventory item and remains on the books at September 30, 2001. The note payable was originally taken out in September 1997, approximately $29,500 financed, imputed interest rate of 10%, payments of $317 due monthly for 180 months. The Company assumed the payments on the note payable in May 2000. The aggregate annual maturities required on notes payable are as follows:

     September  30,
     _____________
         2002                             $  1,341
         2003                                1,481
         2004                                1,637
         2005                                1,808
         2006 and thereafter                19,081
                                            ------
              Total                         25,348
              Less current maturities       (1,341)

              Long-term portion           $ 24,007
                                            ======

                                        -F14-

                                BIDBAY.COM, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  8  -  INSTALLMENT  PAYABLE

The Company entered into several agreements with Speedy Click (aka Network Commerce, Inc.), wherein Speedy Click was to provide a total of eleven million registered users at $1.00 each for a total purchase price of $11,000,000. Payment was to be paid in the form of $1,000,000 cash, 200,000 shares of preferred stock with an agreed upon value of $5.00 per share and 1,800,000 shares of common stock valued at $5.00 per share.

As of September 30, 2001, the Company paid $1,000,000 of this liability through issuance of 200,000 shares of preferred stock to Speedy Click at $5.00 a share. The Company paid $9,000,000 of this liability through the issuance of 1,800,000 shares of common stock to Speedy Click at $5.00 per share. The Company has paid cash of $569,013 and received an offsetting credit of $400,000 against a separate receivable due from Speedy Click [See Advertising Agreement described later]. The balance due Speedy Click is $30,987 as of September 30, 2001.

Speedy Click has delivered only 5,695,471 of the 11,000,000 registered users at September 30, 2001. The Company has established a subscription receivable of $5,304,529 for the balance of the 11,000,000 registered users to be delivered. The Company is reflecting the balance due as a subscription receivable due to the fact that $10,000,000 of the Company's preferred and common stock has been issued to Speedy Click. Speedy Click is to pay for the stock through delivery of registered users. As the registered users are delivered, the registered users asset account will reflect the additional users and the subscription receivable account will be decreased. The subscription receivable is classified on the balance sheet as a reduction to stockholders equity.

During June 2001, the Company began negotiating for the return of common and preferred stock from Speedy Click as the Company still has not received the balance of the names purchased.

Advertisement Agreement - In November 2000, the Company entered into eight monthly agreements with Speedy Click wherein the Company will feature Speedy Click in its weekly newsletter to the Company's registered users. Each agreement is for $50,000 per month or a total of $400,000. The Company and Speedy Click agreed to offset the amount receivable under the advertisement agreement with amounts payable under the registered users agreement. As of September 30, 2001, $400,000 has been recorded as revenue and offset against the installment payable liability.

NOTE  9  -  INVESTOR  DEPOSITS

During the year ended December 31, 2000, the Company received proceeds from several non-accredited investors. The total number of non-accredited investors exceeded limitations of no more than thirty five non-accredited investors for a 506 regulation D offering. The non-accredited investors which exceeded the limit of thirty five were given the option of accepting a refund of their investments, purchasing common stock from the personal holdings of the Company's President, purchasing common stock from the personal holdings of a Company controlled by the Company's President, or providing documentation that the non-accredited investor is really an accredited investor. The Company has recorded the proceeds from the non-accredited investors which had not responded to the letters as a liability labeled Investor deposits in the unaudited condensed financial statements at September 30, 2001. At September 30, 2001, the Company held funds in the amount of $73,000 from these non-accredited investors.

                                        -F15-

                                BIDBAY.COM, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  10  -  DEFERRED  REVENUE

Speedy Click (AKA Network Commerce, Inc.) paid $120,000 for a twelve month banner advertising campaign and for the use of an online store in the BidBay shops. The agreement commenced July 12, 2000. At December 31, 2000, $65,000 of this amount was recorded as a deferred revenue item. The Company also received $57,500 from Switchboard.com during December 2000 for advertising and promotion to begin January 2001. These amounts comprised the deferred revenue of $122,500 at December 31, 2000. During the nine months ended September 30, 2001, $65,000 was recognized as revenue related to the Speedyclick agreement. The $57,500 from the Switchboard.com agreement was recognized as revenue in January 2001. At September 30, 2001, the total deferred revenue was $0.

NOTE  11  -  CAPITAL  STOCK

Preferred Stock - The Company authorized 10,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.

Convertible Redeemable Preferred Stock - The Company has designated shares of 10% convertible redeemable non-cumulative non-compounding preferred stock at a purchase price of $2.50 per share. The holders of the preferred stock are entitled to annual dividends once declared and approved by the Company's Board of Directors. The dividend is 25 cents per share per annum. Each share of preferred stock is convertible into one share of common stock. The Company has the right to cause a partial or complete redemption of the shares.

The Company has the option to redeem all or any portion of the preferred stock after June 15, 2000 by paying cash or shares of common stock of a publicly traded company having a market value equal to 110% of the original purchase price of the shares plus a non-cumulative non-compounded dividend at the rate of 10% per annum. The redemption price may be paid depending on the preferred stockholder, in cash, in shares of the common stock of a publicly traded company, or in any combination of both cash and stock. For the purpose of determining the number of shares of common stock to be issued in a redemption of the preferred stock, the following formula applies: If the common stock is immediately tradable on the date of the redemption, then the number of shares will be calculated based on the average last sale price of the stock on the five
(5) trading days immediately preceding the date of the declaration of the redemption. If the common stock is restricted pursuant of Rule 144 of the Securities Act of 1933, as amended, with any holding period remaining, then the number of shares will be calculated based on 90% of the average last sale price of the stock on the five (5) trading days immediately preceding the date of the declaration of the redemption. The redemption right relates to all shares, as adjusted for stock splits, stock dividends and similar events.

The preferred stockholders may convert each share of preferred stock into one share of common stock at any time after the shares are issued. The Company does not have the right to require a conversion of the preferred stock to common stock.

Each share of the preferred stock has one vote to the same extent as the outstanding common stock. The common stock into which the preferred stock is convertible has the same voting right as the currently outstanding common stock.

                                        -F16-

                                BIDBAY.COM, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  11  -  CAPITAL  STOCK  [Continued]

During the nine months ended September 30, 2001, the Company issued 42,000 shares of preferred stock and 4,200 shares of common stock and received approximately $137,500. The Company also reclassified $22,500 of deposits by non-accredited shareholders who had previously been classified as investor deposits. Total proceeds through September 30, 2001 for the sale of preferred stock and .1 shares of common stock is approximately $4,492,693.

Conversions of preferred stock subject to Rescission into common stock - During the nine months ended September 30, 2001, the Company had shareholders exercise the conversion feature of the Company's preferred stock. The Company cancelled 16,000 shares of preferred stock and issued 16,000 shares of common stock to this shareholder.

Preferred Stock Subject to Rescission - As discussed in Note 14, various states where the Company sold preferred stock, could potentially bring claims and make allegations against the Company [See Note 14].

In the event these claims are successfully brought against the Company, the Company may be required to offer a rescission of the stock purchase to all the purchasers who qualify under the claims. Accordingly, the Company has reclassified $4,448,693 in proceeds from stockholder's equity to preferred stock subject to rescission to reflect this possibility.

During the nine months ended September 30, 2001, the Company refunded $4,000 of preferred stock subject to rescission pursuant to a settlement agreement with the Common wealth of Pennsylvania. [See Note 14]

Dividends - As of December 31, 2000, the Company had declared a $.25 dividend on 1,933,077 shares of preferred stock for a total of $483,269. As of December 31, 2000, the Company paid $7,357 in cash and issued 95,183 shares of common stock to pay $475,912 of the dividends declared, or $5.00 per share. During the nine months ended September 30, 2001, the Company declared a dividend on recent sales of preferred stock in the amount of $32,000. During the nine months ended September 30, 2001, $32,000 was paid with 3,200 shares of common stock at $10.00 per share.

Through December 31, 2000, the Company had sold 1,733,077 shares of convertible preferred stock at $2.50 per share. Common stock sold during the same time period was sold at $5.00 per share. In accordance with ETIF 98-5, "Accounting for Convertible Securities with Beneficial Features on Contingently Adjustable Conversion," the Company recorded a dividend of $2.50 per share, or a total of $4,332,693.

For the nine months ended September 30, 2001, the Company had sold 55,000 shares of convertible preferred stock at $2.50 per share. The Company also issued 9,000 shares of preferred stock to shareholders who were previously classified as investor deposits. Common stock was being offered at $10.00 per share during this period. In accordance with ETIF 98-5, the Company recorded at dividend of $7.50 per share, or a total of $480,000.

The dividends are considered a liquidating dividend due to the Company having no retained earnings to offset the dividend. Liquidating dividends are reflected as a reduction to capital in excess of par value.

                                        -F17-

                                BIDBAY.COM, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  11  -  CAPITAL  STOCK  [Continued]

Common Stock - The company has authorized 100,000,000 shares of common stock, $.001 par value. During the nine months ended September 30, 2001, the Company made various issuances of common stock. The issuances are as follows:

The Company issued common stock as an incentive to investors purchasing the Company's preferred stock. The incentive was a ten percent common stock to preferred stock ratio. During the nine months ended September 30, 2001, the Company issued 5,950 shares of common stock as part of the preferred stock incentive.

The Company issued 3,200 shares of common stock to pay $32,000 of dividends declared or $10.00 per share.


During the nine months ended September 30, 2001, the Company issued 8,200 shares of common stock to employees, officers and directors for consultation, programming, or other services rendered valued at $82,000, or $10.00 per share.

The Company also issued 100,000 shares of common stock, at $10.00 per share, for settlement of $1,000,000 contingent liability debt related to a lawsuit by a former employee.

In April 2001, the Company issued 6,000 shares of common stock related to the purchase of two websites valued at $60,000 or $10.00 per share.

The Company issued 16,000 shares of common stock for the conversion of 16,000 shares of convertible preferred stock.

NOTE  12  -  STOCK  OPTIONS

At December 31, 2000, the Company had options outstanding to purchase 249,000 shares of common stock at a price of $5.00 per share. During the nine months ended September 30, 2001, the Company cancelled options to purchase 13,000 shares of common stock. No options were issued, forfeited or exercised during the nine months ended September 30, 2001.

NOTE  13  -  RELATED  PARTY  TRANSACTIONS

Business development and stock offering agreement - The Company entered into an agreement with Donald Dayer, a significant shareholder of the Company, for services related to the development of the Company's business. The agreement states that the shareholder is to receive twenty-nine percent (29%) of all funds received, whether in the form of revenue or capital investment, until $1,500,000 is paid to the shareholder. The $1,500,000 may be increased or decreased if both parties agree to the change.

The Company entered into a second agreement with Donald Dayer, a significant shareholder, for services related to a Section 506 Regulation D offering. The agreement states the shareholder is to receive a commission of twenty five percent (25%) for all funds raised by him through the offering.

The Company has paid $135,610 to Donald Dayer for the nine months ended September 30, 2001 and $2,260,805 in total for both agreements through September 30, 2001. The payments for the 25% agreement, which totaled $1,046,669, were offset against the proceeds from the offering.

                                        -F18-

                                BIDBAY.COM, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  13  -  RELATED  PARTY  TRANSACTIONS  [Continued]

As a result of the two agreements previously mentioned, Donald Dayer received a total of 54% of the proceeds from the Regulation D stock offering.

In  June  2001,  the  Company  began litigation against Mr. Dayer [See Note 14].

Leases - The Company is renting property on a month to month basis from an officer of the Company or an entity related to him. The following describes the underlying leases on the properties held by the related parties:

The  Company  is  making  payments related to a lease agreement which has George
Tannous and Affiliates (GTA), a related party, as the leasee. The lease agreement is for office space located at three locations in Tujunga, California. The lease agreement is for five (5) years beginning on April 1, 1999 and ending March 31, 2004. Monthly payments are scheduled for $2,200 for the first 24 months and monthly payments of $2,400 for the remaining 36 months. The Company had expensed $18,000 for the nine months ended September 30, 2001.

The Company made a payment related to a lease agreement which had GT, a related party, as the leasee. The lease agreement was for office space located in Tujunga, California. The lease began March 1, 2000 and ended February 28, 2001. Payments were scheduled for $700 due monthly. The Company made one lump sum payment of $9,100 during the year ended December 31, 2000. The Company did not renew this lease upon completion in February 2001.

The Company made a payment related to a lease agreement which had GT, a related party, as the leasee. The lease agreement was for storage space located in Tujunga, California. The lease began April 30, 2000 and ended April 20, 2001. Payments were scheduled for $50 due monthly. The Company made one lump sum payment of $600 during the year ended December 31, 2000. The Company did not renew this lease upon completion in April 2001.

The Company is making payments related to a lease agreement which has GTA, a related party, as the leasee. The lease agreement is for office space located in Westwood, California. The lease began September 10, 1999 and ends September
9, 2001. Payments were scheduled for $3,500 due monthly for the first twelve months and $4,625 due monthly for the last twelve months. The Company has subleased this office space for the lease amount and has netted the proceeds from subleasing with the expense of the lease. The result is the Company expensed $0 during the nine months ended September 30, 2001.

                                        -F19-

                                BIDBAY.COM, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  13  -  RELATED  PARTY  TRANSACTIONS  [Continued]

Related Party Payable - During the year ended December 31, 2000, certain deposits for stock proceeds in the amount of $134,280 were deposited outside the Company accounts by GTA. Certain deposits for stock proceeds in the amount of $41,200 were deposited outside the Company accounts by an officer of the Company. The Company assumed a $30,000 liability from GTA. The Company advanced GTA and GT $17,000 and $127,000, respectively. The Company also paid $8,832 of GT expenses. For the nine months ended September 30, 2001, certain deposits for stock proceeds in the amount of $32,500 were deposited outside the Company accounts by GTA. The Company also paid $10,833 of GT expenses.

The Company received proceeds related to a 506 regulation D offering from approximately seventy non-accredited investors in excess of the allowed numbers. The Company gave these investors the option to have their money refunded or to purchase common stock from an officer or an entity related to the officer. The investors which choose to purchase common stock from the related parties totaled $(186,500). GT also advanced the company $(238,000). GT and GTA paid various Company expenses, including website costs, on behalf of the company which amounted to $(328,287). During the nine months ended September 30, 2001, GT advanced the Company $(1,205,956). A non-accredited investor choose the option to purchase common stock from an officer's personal holdings totaling $(38,500).

The net effect of the above transactions at December 31, 2000 is $(394,475) which was owed to an officer and an entity related to him. The net effect of these transactions at September 30, 2001 is $(1,595,598) which is owed to an officer and an entity related to him. [See Note 6]

Related Companies - During the nine months ended September 30, 2001, the Company received loans of $550,480 from two companies related through common control. The Company also entered into agreements with each company, BidbayEurope.com and BidbayAustralia.com, for consulting services to be provided by the Company. The agreements were for $1,000,000 each for a total of $2,000,000 over an unspecified period. [See Note 6]

Compensation to officers - For the nine months ended September 30, 2001, the Company paid cash compensation to its officers totaling $161,458.

Advertising Revenue and Agreements - The Company has entered into various agreements with an entity which is a shareholder of the Company including advertising agreements. [See note 8]

Consulting - During the nine months ended September 30, 2001, the Company paid $8,000 to a shareholder for consulting services related to maintenance and minor enhancements of the Company's website.

The Company is paying a relative of an officer of the Company $500 per week to provide consulting services related to customer service. For the nine months ended September 30, 2001, the Company paid this individual $20,000.

                                        -F20-

                                BIDBAY.COM, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  14  -  COMMITMENTS  AND  CONTINGENCIES

Litigation - The Company had been named as a co-defendant in a lawsuit involving a former employee of the Company. The President, other business entities of the President and the Company have been named in the suit. The former employee alleged that the Company violated terms of an agreement with the former employee by terminating employment without cause. The former employee had made claims that the Company and its President made false accusations of racism and involvement in hate crimes of an undisclosed nature. The Company has filed suit against the same former employee alleging that the former employee gained illegal access to certain of the Company's proprietary intellectual information for the purpose of doing harm to the Company and to steal customers from the Company. During April 2001, the Company has negotiated a settlement by paying $30,000 cash and in May 2001, issuing 100,000 shares of the Company's common stock to the former employee and his attorney as full settlement of this liability.

Securities Litigation - On August 22, 2000, the State of Pennsylvania issued against BidBay.com, Inc. and Donald Dayer a summary order to cease and desist from offering and selling BidBay securities within the Commonwealth of Pennsylvania in violation of the Pennsylvania Securities Act of 1972.
Pennsylvania claimed that the securities were sold by a person or persons who were not licensed to sell securities within the state. Pennsylvania further alleged that the Company had omitted material facts from its offering materials.

The Pennsylvania Securities Commission, on December 31, 2000, filed a complaint alleging that BidBay, Dayer, and another individual continued to offer for sale the securities of BidBay in violation of the cease and desist order. Sales of BidBay securities were made to three Pennsylvania residents for a total of $25,000 in proceeds. Each violation could result in civil penalties not to exceed $10,000 plus court costs.

In March 2001, the Company has negotiated a settlement with the Pennsylvania Securities Commission. The settlement with the Pennsylvania Securities
Commission included a Consent to Permanent Injunction which contained various conditions. The Company paying $3,000 in civil penalties, $1,000 in court costs and offering rescission to three Pennsylvania residents who bought the Company's securities. Only one investor requested a rescission of their investment, wherein the Company paid $4,000 plus $126 for interest for a total of $4,126. The other two investors requested to keep the securities purchased from the Company.

Other Potential Securities Claims - The Company sold securities in approximately 30 different states pursuant to a Form D. The Company filed a Form D reporting this transaction to the SEC, and claimed exemption under Rule 506. A few states have made inquiries into the offering and the Company has supplied information as requested. Enforcement actions have been brought against the Company by the states of Pennsylvania (See Above) and Utah. In the Utah action, the Company entered into a stipulation that it had paid a commission to a person for the sale of securities who was not duly licensed to sell securities in the State of Utah. The Company paid a fine of $1,000 to the State of Utah. The possibility exists that each of the states, where the Company sold securities, could bring allegations against the Company similar to those brought by the states of Pennsylvania and Utah.

                                        -F21-

                                BIDBAY.COM, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  14  -  COMMITMENTS  AND  CONTINGENCIES  [Continued]

The Company disputes the following assertions, but it is possible that the issuance of shares described above may have violated provisions of the federal and state securities laws which may result in purchasers seeking to return their shares for cash. There can be no assurance that the SEC or applicable state authorities will not pursue any enforcement action. At September 30, 2001, the Company has reclassified $4,446,193 in proceeds received from sale of preferred stock as preferred stock subject to potential rescission.

An officer of the Company and a significant shareholder have sold personal holding of the Company's common stock to private individuals. It is possible the proceeds from these private sales may also be subject to rescission. The Company estimates the total proceeds from these sales to be approximately $1.2 million.

Based upon the best information available to the Company at this time, the Company has calculated a range of possible exposure that exists for the Company in light of the civil liabilities described above. Accordingly, in the event these potential civil liabilities are successfully asserted, the Company could be liable to the shareholders, and to any shareholder that immediately purchased from these shareholders, in an approximate amount ranging from $25,000 up to $5.6 million, plus interest. The $5.6 million is based on the $4.4 million in proceeds plus approximately $1.2 million in proceeds which related parties received through private sales agreements. The foregoing range could be adjusted higher or lower depending upon adjustments to any of the referenced items, and as any new information becomes available to the Company. The Company has not made any expense accrual or allowance for any potential claims in its financial statements.

Consultant Agreement - The company has entered into an agreement with Donald Dayer ("Dayer") wherein the Company has agreed to compensate Dayer one million five hundred thousand dollars for his assistance in developing the Company's business. The fee will be paid over time by Dayer receiving 29% from every dollar that is generated into the Company whether it be in the form of revenue or capital investment. The Company has also entered into an agreement with Dayer wherein Dayer would market preferred and/or common stock of the Company offered through a Regulation D offering. Dayer is to receive 25% on all sales made by him including any resales after initial sales. This agreement only applies to funds raised privately by the Company that are assisted by Dayer and do not apply to any future public stock offerings the Company may undertake. As a result of the two agreements above, Donald Dayer received a total of 54% of the proceeds from the Regulation D stock offering. The Company terminated consulting agreements with Mr. Dayer and began legal proceeding on June 30, 2001 [See Notes 13].


Litigation - Donald Dayer - In June 2001, the Company brought suit against Mr. Dayer, a consultant who had assisted the Company with a private placement of stock and business development [See Note 13]. The Company contends that Mr. Dayer misrepresented himself as a licensed securities broker. The Company is seeking a refund of all proceeds paid to Mr. Dayer, which is approximately $2,200,000.

Advertising Agreements - In its normal course of business, the Company enters into agreements to sell advertising as well as agreements to purchase advertising. These commitments are for varying lengths of time but generally no longer than six months.

                                        -F22-

                                BIDBAY.COM, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  14  -  COMMITMENTS  AND  CONTINGENCIES  [Continued]

Negotiations - Speedy Click - In June 2001, the Company began negotiations with Speedy Click concerning the agreements for delivery of registered users. The Company believes Speedyclick has breached its agreement by not providing all the registered users which the Company had paid for. The Company is seeking a settlement which will likely include Speedy Click returning a pro-rata portion of preferred and common stock which the Company had previously issued. The Company does not current expect Speedy Click to have the ability to provide any additional registered users.

Litigation - During the nine months ended September 30, 2001, the Company was named in a lawsuit by eBay Inc. eBay is claiming trademark infringement by use of the word "bay" in its title and displaying a rainbow colored logo to give users a sense of its similarity to eBay. At this time, management cannot predict what the ultimate outcome will be, but believes the suit is without merit. Management intends to vigorously defend itself in this matter. No accrual for possible losses or settlements has been recorded in the accompanying financial statements.

Accrued Expenses - The Company has accrued potential penalties and interest on the delinquent payment of payroll taxes. The potential liabilities are reflected as part of accrued expenses on the face of the balance sheet as of September 30, 2001 and December 31, 2000. The following is a summary of accrued expenses as of:

                                               September  30,   December  31,
                                                    2001             2000
                                                 _________        __________
     Accrued  payroll                        $      12,717     $       9,178
     Federal payroll tax liabilities               110,988           146,981
     State payroll tax liabilities                  15,572            20,189
     Estimated interest and penalties on
      delinquent payment of payroll taxes           20,658            14,467
                                                 _________        __________
                                             $     159,935     $     190,815
                                                 =========        ==========

NOTE  15  -  INCOME  TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 Accounting for Income taxes. SFAS 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At September 30, 2001, the total of all deferred tax assets was approximately $3,600,000 and the total of the deferred tax liabilities was $0. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of approximately $3,600,000 as of September 30, 2001, which has been offset against the net deferred tax assets. The net change in the valuation allowance during the nine months ended September 30, 2001 amounted to approximately $1,133,000.

                                        -F23-


BIDBAY.COM,  INC.
                                               [A Development Stage Company]

                                     NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  16  -  EARNINGS  (LOSS)  PER  SHARE

The  following data show the amounts used in computing earnings (loss) per share and the effect on income and the weighted average  number  of  shares  of  dilutive  potential  common  stock  for:

                                       For the Three               For the nine      From Inception
                                       Months  Ended               Months  Ended     on December 21,
                                       September  30,              September  30,     1999 Through
                                  ________________________    _______________________ September 30,
                                    2001          2000         2001           2000         2001
                                  __________    __________    __________   __________   __________

  Net (loss) available to
    common shareholders         $ (1,156,929)  $(3,481,082)  $(3,375,257) $(8,999,924)$(14,445,455)
                                  __________    __________    __________   __________   __________

  Weighted average number of
    common shares outstanding
    used in earnings (loss) per
    share during the period       52,570,205    51,451,556    52,629,916   50,268,212   51,407,081
                                  __________    __________    __________   __________   __________



Diluted earnings (loss) per share was not presented as its effect would be anti-dilutive.

NOTE  17  -  CONCENTRATIONS

For the nine months ended September 30, 2001, the Company recognized $122,500 in revenues from banner ads and $300,000 in insertion orders from Network Commerce, Inc. (aka Speedy Click). The total of $422,500 represented 81% of the total revenues for the nine months ended September 30, 2001.

NOTE  18  -  SUBSEQUENT  EVENTS

Proposed Public Stock Offering - The Company is making a public offering of 6,000,000 shares of its previously authorized but unissued common stock and 234,000 shares previously issued and outstanding owned by officers, directors, employees and a consultant of the Company. This offering is registered with the Securities and Exchange Commission on Form SB-2. An offering price of $10 per share has been arbitrarily determined by the Company. The Company will pay a 15% commission if brokers are used in the offering, otherwise the offering will be managed by officers of the Company, who will receive no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering estimated to be approximately $116,500.




                                        -F24-

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operations

BACKGROUND

The Company was initially incorporated in California in December, 1999 and was redomiciled in Nevada in March, 2000. The Company was founded by George Tannous, its current Chief Executive Officer.

Today, the company offers users, via the Internet, the opportunity to buy and sell products in over 2,200 categories including antiques, automobiles, dolls, collectibles, household items, toys, computers, jewelry, etc. Sellers will list the items for sale and, depending on the specific type of auction elected by the seller, hopefully the products will be sold to the highest bidder or bidders.
Sellers can generally list their items for three to ten days. The BidBay.com service, permits sellers to list items for sale, buyers to bid on items of interest and all BidBay.com users to browse through listed items in an automated and topically-arranged online service that is available 24 hours a day, seven days a week. At the present time, the winning bidder or bidders are notified by email by the seller and shipping and payment arrangements are addressed at that time. Once money is received by the seller, the item is shipped to the winning bidder. The website provides buyers and sellers a place to rate each other, discuss topics of common interest and, ultimately, to conduct business in a trading environment.

At the present time our revenue model has two components. The first is revenue from third parties who advertise on our site and in emails generated by our site. We offered advertising on our site beginning in September, 2000.

Our second component is listing fees. Beginning on May 10, 2001, we began charging listing fees for new auctions. Auctions already existing on that day as well as auctions BidBay.com was under contract to conduct on that day were grand fathered and were not charged fees. All grand fathered provisions expired on August 31, 2001. Until that time, revenues from listing fees were minimal. After August 31, 2001, we believe base revenue from listing fees will be $50,000 per month and go up from there based upon increases in auction volume and use of more elaborate listing formats. If no grand fathering provisions were in place, our revenue from listing fees would be approximately $50,000 per month at the present time. Listing fees range between $0.00 and $7.87 per auction depending upon the format of the listing.

Since inception and after creation of the web site, we have focused on member growth. We believe the rate of member growth will be in proportion to the advertising dollars we spend on promoting the site. It is impossible to make a meaningful estimate of the promotion cost to acquire one additional member. We do believe, however, that it takes $10.00 in TV advertising for us to obtain a new member.

We estimate that our fixed costs to maintain our website and current operations without additional growth is $100,000 per month. Revenues from listing fees and advertisements may offset a sizeable portion of these fixed costs.

SPEEDYCLICK

SpeedyClick, a division of Network Commerce Inc., a Washington corporation, created and operates an online entertainment site and maintains other affiliated sites. By contract dated May 26, 2000, SpeedyClick agreed to register SpeedyClick members with BidBay.com. SpeedyClick members are then notified of the BidBay.com registration and provided the opportunity to opt out of the BidBay.com registration. BidBay.com pays SpeedyClick $1.00 for each transferred registration that does not opt out of the BidBay.com registration.

Under our contract, BidBay.com owed SpeedyClick $11,000,000 for 11,000,000 registered users. $569,013 of the payment was paid in cash and $10,000,000 was paid in stock by issuing 200,000 shares of preferred stock and 1,800,000 shares of common stock, all valued at $5.00 per share. SpeedyClick has delivered an estimated 5,695,471 registered users under the contract and is liable to provide the balance of the registered users which it now appears will not be done.

Our contract with SpeedyClick is no longer active. During the course of the contract we received members through SpeedyClick weekly. We have also solicited members through radio, TV, and billboard advertising. The vast majority of our members have come from SpeedyClick, a source no longer available to us. We believe the cost of soliciting members through direct advertising is much higher than the $1.00 per member which was paid to SpeedyClick. We do not know the average length of time individuals remain members. We do believe that members solicited through direct advertising are more active on our web site and are more valuable to us than members referred to us from SpeedyClick.

In June 2001, BidBay.com began negotiations with SpeedyClick concerning the agreements for delivery of registered users. BidBay.com believes SpeedyClick has breached its agreement and is seeking a refund of all proceeds, in cash and stock, which totals approximately $11,000,000.

BidBay.com has requested a refund of all consideration paid under the contract because, on advice of dispute resolution counsel, there has been a material breach of the contract in which BidBay.com has not only lost the completion of performance under the contract but also the benefit of its bargain under the contract which was very favorable to BidBay.com. BidBay.com believes the benefit for the unpaid portion of the contract has a value in excess of $11,000,000.

It is our understanding that it is unlikely BidBay.com will be able to make any monetary recovery from SpeedyClick. Current efforts to resolve the matter include BidBay.com's attempts to have SpeedyClick deliver additional registered user names to BidBay.com in further performance of the contract. BidBay.com understands that if the dispute goes to court, the court's remedy may be to deny BidBay.com's benefit of the bargain argument and consider $5,695,471 of the $11,000,000 as having been earned by SpeedyClick because of the delivery of that many registered user names and award to BidBay.com only the difference of the two amounts. Of course, given the uncertainty of litigation, no outcome is completely predictable.

Results  of  Operations

For the nine months ended September 30, 2001, we earned revenues of $520,709, incurred operating expenses of $3,377,990, and had a net loss from operations of $2,857,281. For the nine-months ended September 30, 2000 we earned revenues of $28,277, incurred operating expenses of $4,566,768, and had a net loss from operations of $4,538,491. For the nine-months ended September 30, 2001 we had amortization and depreciation expenses of $1,474,930 as compared to $125,811 for the nine-months ended September 30, 2000. At September 30, 2001, we had cash of $13,969.

Plan  of  Operation  Over  the  Next  Twelve  Months

For the next twelve months, BidBay.com will require significant additional capital to achieve our planned expansion. We estimate that our fixed costs to maintain our website and current operations without additional growth is $100,000 per month. BidBay.com therefore, continues to run short of sufficient revenue to sustain day to day operations. Also the majority of the advertisement revenue was from SpeedyClick, a company we now have conflicts with. It is therefore unlikely we will receive additional advertising revenue from them. In addition, since advertising revenues only began in September of 2000, it is too soon to rely fully even on this level of revenue on an ongoing basis. For all of these reasons, without additional funding we are in jeopardy of not sustaining additional growth and keeping our technology current with our competitors.

Management estimates that in order to sustain growth and to update operating systems on an adequate basis, BidBay.com needs from $2,500,000 to $5,000,000 in equity capital over the next 12 months. This equity capital will enable BidBay.com to become very aggressive in advertising and growth as well as aggressive in expanding its operating systems to sustain the growth.

There is currently no public market for the Company's common stock. BidBay.com's only potential source of equity capital is the registered offering. At the present time this offering will be sold by the officers and directors on a best efforts basis. If the officers and directors are not successful in selling the offering, we do not know how BidBay.com will raise the capital necessary to grow its business.

Assuming the capital needs are met, initially, BidBay.com will contract with IBM for the use of their database management db-2. Then, the Company will expand its computer servers to approximately 100 in number in order to accommodate millions of users as well as millions of products listed to be auctioned. Subsequently, the Company will launch a national advertising campaign on television, radio and billboards for the purpose of branding the name as well as the acquisition of new registered users. Then the Company will incorporate a classified advertisement site linked to its main web page for those interested in advertising their product on a direct sale as opposed to an auction format. The classified section will be similar to major newspapers for businesses to market their services or employment.

The Company intends to increase the number of its employees to handle the additional demands associated with expansion of its customer base. Additional employees may be hired in the following departments: sales, customer service, technical support, website management and development, as well as administration. Furthermore, the Company will need to lease additional office space to accommodate the associated growth in number of employees and computer servers.

The Company plans to continue its current efforts in market research and development. As part of this process, the Company continuously surveys its auction community members and gains an understanding of the user's likes and dislikes. Based upon this feedback, the Company considers the merits of offering additional products and services and once again surveys its members to gauge the feasibility of planned expansions. During this time, the Company looks to the market to learn the approach used by competitors, if any, who face similar expansion challenges. Based upon constructive feedback, the Company would then decide whether or not the Company wishes to roll out such additional products or services during the next twelve months.

Impact  of  September  11  attack

The September 11 terrorist attack adversely affected our revenues. Any further terrorist actions, whether in the U.S. or elsewhere, would likely adversely affect our business. In particular, any action (for example, further anthrax or other bio-terrorism involving letters or packages) that makes consumers less willing to purchase or receive goods from third parties they do not know could disproportionately and adversely affect our business.

During the next twelve months, the Company will respond accordingly to industry trends. The market is intensely competitive and new companies are entering the market while established companies continue to consider the opportunity to join in the online auction business arena. Personal online auction trading is relatively new, rapidly evolving and is the subject of broader ranges of goods serving particular business or consumer markets. During this period of time the Company will continue to devote more of its resources to marketing and promotional campaigns, while adopting reasonable pricing policies and looking for ways to further develop its website based auction services in an economically and efficiently manner. As new technology becomes available, our Company hopes to have the financing available to take advantage of such opportunities. At the present time the Company has no fixed commitments to acquire any capital equipment which would be material to the Company's financial position. Our competitors have experienced seasonable impact on its profitability. Our Company has not yet been in existence long enough to measure such trends and its potential impact on our organization. During the Christmas holiday season, there is the typical higher number of transactions posted to our website. Such trends have been recognized and the Company will respond accordingly during the next twelve months to take into account such higher volume of activity.

We believe the above discussion contains a number of forward-looking statements. Our actual results and our actual plan of operations may differ materially from what is stated above. Factors which may cause our actual results or our actual plan of operations to vary include, among other things, decisions of our board of directors not to pursue a specific course of action based on its re-assessment of the facts or new facts, changes in the Internet business or general economic conditions and those other factors identified in this 10-QSB report.

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings

In August, 2001, BidBay.com was sued by eBay, Inc. in San Jose Superior Court, California. The eBay filing claims the current BidBay logo with its multicoloured and askew letters - brings to mind eBay's own logo. eBay also makes a similar claim with regard to the use of the word "Bay" within BidBay's name. eBay also contends the similarities extend to the layout, color scheme and navigation devices of the entire Bidbay.com site. The eBay filing also claims that Bidbay.com has used its third-party image hosting service to activate "pop-under" advertising on eBay's site. eBay has not asked for monetary damages but seeks an injunction against BidBay.com with regard to these allegations.

Item  2.  Changes  in  Securities  and  Use  of  Proceeds

     None

Item  3.  Defaults  upon  Senior  Securities

     None

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     None

Item  5.  Other  Information

     None

Item  6.  Exhibits  and  Reports  on  Form  8-K.

EXHIBITS

     None

REPORTS  ON  FORM  8-K

     None

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

BIDBAY.COM,  INC.

Date:     December  7,  2001



By:   /s/ George  Tannous
     ---------------------------------
     George  Tannous
     President,  CEO  and  Director