Form 10KSB
period 2001-12-31
BIDBAY COM INC
filed 2002-04-01
CIK 1126021

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  fiscal  year  ended  December  31,  2001
                                    -------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  transition  period  from  _________  to  ____________

Commission  File  No.  000-33331
                       ---------


                                BIDBAY.COM, INC.
                                ----------------
             (Exact name of Registrant as specified in its charter)

     Nevada                                          95-4814876
-------------------------------                      ----------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)

7209 Foothill Blvd.
Tujunga, California                                  91042
---------------------------------------              ----------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (818) 951-5755
                                                     --------------

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  NONE

Securities registered pursuant to Section 12 (g) of the Act: common shares par value $0.001

Check  whether  the  issuer  (l)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.  [   ]

Revenues  for  2001  were  $602,333.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of n/a is $none. (There is no market for the voting stock.)

The number of shares of the issuer's Common Stock outstanding as of March 27, 2002 is 51,051,103.

Transitional  Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]

                                     PART I

Item  1.      Description  of  Business

BACKGROUND

BidBay.com, Inc. ("BidBay" or the "Company") was initially incorporated in California in December, 1999 and was redomiciled in Nevada in March, 2000. The Company was founded by George Tannous, its current Chief Executive Officer. Mr. Tannous started trading on web auction sites in October, 1999. Because of his background in marketing, advertising, sales as well as his general business know-how, Mr. Tannous believed he could create an auction website that could compete with existing sites. He retained the services of various individuals and BidBay.com was formed.

Today, the company offers users the opportunity to buy and sell products in over 2,800 categories including antiques, automobiles, dolls, collectibles, household items, toys, computers and jewelry. Sellers list items for sale and, depending on the specific type of auction elected by the seller, hopefully the products will be sold to the highest bidder or bidders. Sellers can generally list their items for three to ten days. The BidBay.com service, permits sellers to list items for sale, buyers to bid on items of interest and all BidBay.com users to browse through listed items in an automated and topically-arranged online service that is available 24 hours a day, seven days a week. The winning bidder or bidders are notified by email by the seller and shipping and payment arrangements are made. Once money is received by the seller, the item is shipped to the winning bidder. The website provides buyers and sellers a place to rate each other, discuss topics of common interest and, ultimately, to conduct business in a trading environment.

Upon visiting the site, a person is invited to register by entering information and electing to become a member. Once a member, the person is eligible to buy or sell over our site. BidBay.com has over 4,600,000 members and hosts over 100,000 auctions at any given time. Since many of our auctions are dutch auctions which list batches of identical items, we normally have over one million items listed for sale at one time. BidBay.com has had over 29 million offers to purchase products, and our members have initiated over 8,400,000 auctions since January 15, 2000. We do not know, however, how many of those auctions resulted in a completed sale of goods.

BidBay.com offers daily prizes to its visitors as an incentive to register and view the auctions on the website. BidBay.com's goal is to make its website the most convenient place to bring buyers and sellers together as they form an "auction community". Each day the Company lists over one dozen "Featured Auctions" as well as "Hot Auctions". Such front page display provides a few lucky sellers with the recognition of being highlighted or featured on the main page of a site visited by potential buyers. Members may also create a personalized auction site using the free service called "My BidBay". This streamlines the buyer's opportunity to quickly stay abreast of on-going auctions in the areas of his or her interest.

Sellers may also take advantage of our image hosting technology. This allows the seller to include pictures of the product or products offered for sale. BidBay.com believes that the image hosting technology adds value to the brand name. Photos increase the opportunities for successful auctions to occur. A series of help screens as well as a simple site map provides additional guidance to assist the internet user. In addition to live technical support available by telephone or email, BidBay.com provides a message board where the "auction community" may ask and receive auction advise from fellow members. BidBay.com also offers its members free email which can be accessed world-wide from the member's internet browser.

BidBay.com offers an internal charity auction site. This service allows a member to dispose of certain possessions and have the proceeds of the sale benefit their favorite charity. BidBay.com also provides buyer's the opportunity to shop locally or regionally for their products. This may be preferable if the buyer wishes to avoid the cost of shipping or the related delays. Some buyers who are new to online auctions may prefer this as it gives him or her the opportunity to inspect the products in person before expending any time, effort or money associated with making payment arrangements.

The 8,400,000 auctions and 29,000,000 offers to purchase products represent transactions having commercial value to our clients. These numbers are also material measures of our success because they demonstrate a growing transaction base having commercial value which can be transmuted in part to fee income for BidBay.com.

Additional material measures of our success which are important to us are our 4,600,000 member base and the fact our site receives 1,000,000 hits per day. Our members represent web users who are comfortable with buying and selling on the Internet. Hits per day demonstrates the exposure of our site. These two factors combine to make our site attractive as an advertising magnet to third party advertisers promising BidBay.com advertising revenues.

OUR  REVENUE  MODEL

Our auction website went operational on January 15, 2000. Our number of members began at zero and has grown steadily since that time. Our initial business strategy was to develop our member base. To encourage growth we did not charge any fees to our members for either buying or selling. Since January 15, 2000, our site has launched over 8,400,000 auctions. At the present time our site hosts over 100,000 auctions at any given time. The average duration of an auction is seven days. Accordingly, we average a start-up of over 14,000 new auctions each day. Visits to our site average over 1,000,000 per day.

At the present time our revenue model has three components. The first is revenue from third parties who advertise in one form or another on our site and/or in emails generated by our site.

Our second component is listing fees. Beginning on May 10, 2001, we began charging listing fees for new auctions. Auctions already existing on that day as well as auctions

BidBay.com was under contract to conduct on that day were grand fathered and were not charged fees. All grand fathered provisions expire on August 31, 2001. After August 31, 2001, through December 31, 2001, revenues from listing fees totaled approximately $20,000. Accordingly, the bulk of our revenue generated during the fiscal year ended December 31, 2001, came from advertising revenue.

Our third component is franchise fees from Auctiondiner Cafes. The Auctiondiner Caf will feature gourmet coffee, submarine sandwiches, juices and related simple menu items. While dining, customers will have Internet access and plasma screens throughout the diner will display live auctions from our auction site. We do not anticipate that the Company will own any such diners in the near future but will franchise the concept and collect franchise fees. The initial franchise fee charged by the Company is $10,000. Thereafter the franchisee will pay to the Company 8% of all gross revenues of the caf . The first franchise has been sold and development of the caf site will commence in the near future.

SUPPORT  OF  OFFICERS  AND  DIRECTORS

BidBay.com has three officers and four directors. George Tannous, our president and CEO and Yvonne Van Hoek, our vice president, work full time. Wester Cooley is a director only but works for BidBay.com as needed and averages working approximately 32 hours a week. He has been known to work over 60 hours in a given week if needed. Fredrick Grossi, our chief financial officer, is self employed in tax preparation and representation. He works for BidBay.com on an as needed basis. At the present time he works approximately six hours per week. No member of management believes they have any conflict of interest that prevents them from giving BidBay.com the support that it reasonably needs at the present time.

MARKET

The concept of the online auction has been in existence on the world-wide-web for sometime. We have decided to create an auction service that is reasonable in price and service oriented. In order to achieve our objectives, we constantly monitor the operations of other auction sites. We also review input from our members. Email is often sent to members to survey their satisfaction with our services and to solicit feedback on improvements and services they would like to see offered by BidBay.com. Members also have the opportunity to communicate with other members for feedback on auction techniques. In addition, BidBay.com makes available to members at no charge, a book describing ways members benefit from conducting auction sales.

We are confident of our ability to compete with companies such as eBay.com, Yahoo ! and Amazon.com. BidBay.com hopes to become a household name in this industry. Although we obtain new members by word of mouth, we continue to direct energy and effort toward bringing in new members on a continuous basis. This is accomplished by advertisement in various media such as television, radio, newspaper and other print and banners or tiles in other websites, which contain links to BidBay.com.

It is probable there is a saturation level for the type of auction format we offer. To our knowledge, there is no informed source that has predicted what that level might be. As reported in the May, 2001, issue of Consumer Reports, the e-commerce trackers at Forrester Research see online auctions as a growth industry and forecast total online-auction revenues will jump to nearly $20 billion by 2003.

COMPETITION

WE  INTEND  TO  SUCCEED  IN  AN  INTENSELY  COMPETITIVE  MARKET

The online personal trading market is a new, rapidly evolving and intensely competitive area. We expect competition to intensify in the future as the barriers to entry are relatively low, and current and new competitors can launch new sites at a nominal cost using commercially available software. Our primary competitors include other online auction sites. These include most prominently
Amazon.com, eBay.com, the Fairmarket Auction Network (an auction network including Microsoft's MSN, Excite@Home, Dell Computer, ZD Net, Lycos and more than 100 others), First Auction, Surplus Auction, uBid, Yahoo! In addition, BidBay.com faces competition from specialty retailers and exchanges in each of its categories of products.
Some competitors have longer operating histories, larger customer bases and greater brand recognition than we do. Some of these competitors also have significantly greater financial, marketing, technical and other resources. Other online trading services may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies. As a result, some of our competitors with other revenue sources may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and systems development than we are able to.

MARKETING

Our future growth will be attributable, to some extent, by word of mouth. Also, as resources are available, we will continue to advertise through television, radio, newspaper and other print media. Our auction is also promoted on banner ads and tiles in other websites which contain links to our auction website.

Our principal marketing focus at the present time is through our MLA(TM) program which has recently been introduced. MLA(TM) stands for Multi-Level Auctions. We have filed a provisional patent application for purposes of protecting the concept as it relates to our industry.

Through MLA(TM), our registered auction users can join a force of associates who are compensated for using our auction site. Generally speaking, through a multi-level marketing arrangement, an associate in the "Gold" associate category can also receive compensation when our auction site is used by others that the associate has introduced to the site. We believe MLA(TM) has the potential to increase the use of our auction site in a significant manner. After only a few weeks of operation under the MLA(TM) concept, the Company has had 450 MLA(TM) associates join the Company.

EMPLOYEES

As  of December 31, 2001, BidBay.com had 17 employees in addition to management.

Item  2.  Description  of  Property

The Company is renting its headquarters on a month to month basis from George Tannous & Affiliates Inc., a corporation whose majority shareholder is George Tannous, a director and the chief executive officer of BidBay.com. The space is adequate at the present time and for the foreseeable future for housing the operations of BidBay.com. However, if it becomes necessary to relocate or find additional office space, management does not believe that it will be difficult to obtain new or additional office space suitable to the needs of BidBay.com. Rent paid on the present space is $3,180 per month. The offices are located at 7209 Foothill Blvd., Tujunga, CA 91042. George Tannous & Affiliates Inc. does not own the property but has occupancy rights in the property by virtue of a lease that expires March 31, 2005.

Item  3.  Legal  Proceedings

During the fiscal year ended December 31, 2001, the Company was named in a lawsuit by eBay Inc. eBay claimed trademark infringement by use of the work "bay" in the name of the Company and for displaying a rainbow colored logo on its website to give users a sense of similarity between the Company and eBay. In February, 2002, the Company settled the lawsuit with eBay, wherein the Company agreed to discontinue the use of the word "BidBay". The Company also agreed to pay a nominal amount to eBay which does not materially impact the financial condition of the Company. Pursuant to the settlement, the board of directors has resolved to change the name of the Company to Auctiondiner.com, Inc. The name change cannot be completed until various steps are taken by the Company including obtaining approval from its shareholders. It is anticipated the name change will be completed during April, 2002.

On June 27, 2001, BidBay.com filed a lawsuit against Donald Dayer in the Los Angeles Superior Court, 300 east Olive Street, Burbank, CA 91501. Mr. Dayer was served with process in the matter on or about September 10, 2001. There are no other parties to the proceeding.

The  facts  that  form  the basis of the suit include the following allegations:

- Mr. Dayer represented to BidBay.com that he was able to raise money for BidBay.com in conformity with all laws regarding the sale of securities;
- That the securities would be offered only to people personally or professionally known to Dayer;
- That Dayer acted in a manner to convince BidBay.com that Dayer was in compliance with all rules and regulations with regard to the sale of securities and that he was fully licensed to do so;
- That Dayer failed to inform BidBay.com that Dayer was not properly licensed to sell securities;
-     That  Dayer's  actions  have  harmed  BidBay.com;  and
- That BidBay.com is entitled to restitution from Dayer in an amount to be proven at trial.

It is uncertain as to the extent of the damage to BidBay.com resulting from Dayer's actions. It is possible that the fact that he was not licensed to sell securities could result in damage to BidBay.com in the amount of $4,450,000. It is extremely doubtful BidBay.com will be successful in collecting any monetary damages from Mr. Dayer. BidBay.com intends to ask the court to cancel common shares of BidBay.com held by Mr. Dayer as one way to obtain restitution from Mr. Dayer.

Item  4.  Submission  of  matters  to  a  Vote  of  Security  Holders

There was no matter submitted during the fourth quarter of fiscal year ended December 31, 2001, to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item  5. Market for Registrant's Common Equity and Related Stockholders Matters.

Market  Information

There is no public trading market for the common stock of BidBay.com. BidBay.com intends on obtaining a listing for its stock on the OTC Bulleting Board. However, there can be no assurance that it will be able to do so.

There are 51,051,103 outstanding common shares as of December 31, 2001. Of these shares, 50,937,103 can be sold at the present time under the guidelines of Rule 144 under the Securities Act of 1933. The Company has issued 1,959,077 shares of preferred stock that are convertible into common stock on a one for one basis. The Company also has options issued and outstanding for the purchase of 173,500 shares of common stock.

Since its inception, no dividends have been paid on BidBay.com 's common stock. BidBay.com intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

At December 31, 2001, there were 25,702 shareholders of record holding BidBay.com's common stock. Of this amount, 25,230 shareholders hold five shares each for a total of 126,150 shares, which they received without charge in connection with a promotion of our website. The remaining 50,924,953 common shares are held by the remaining 472 shareholders.

Recent  Sales  of  Unregistered  Securities

The Company has made the following sales of unregistered securities. It is possible that some of the distributions described below were in violation of applicable securities laws. For a discussion of those possible violations, see section "Possible Violation of Securities Laws" herein.

During December 1999, in connection with its organization, the Company issued 50,000,000 shares of its previously authorized, but unissued common stock. The shares were issued for services rendered valued at $ 39,000 and for software valued at $11,000 for a total of $50,000 (or $.001 per share).
The transaction was an isolated transaction with three persons having close affiliations with either the Company or with an officer of the Company and was exempt from registration under the Securities Act of 1933 (the "Act") pursuant to Section 4(2) of the Act because of not being part of a public offering. George Tannous and Donald Dayer each received 10,000,000 of the shares and George Tannous & Affiliates received 30,000,000 of the shares.

From February, 2000, through January, 2001, BidBay.com sold 1,788,077 shares of preferred stock to an aggregate of 402 individual investors at the price of $2.50 per share. Each investor in the offering was also offered a premium equal to 10% of the amount invested which could be received in cash or in BidBay.com common shares at the election of the investor. 178,808 shares of BidBay.com common stock were issued as premium shares in connection with the offering at a price of $2.50 per share. In the opinion of management the offering was exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933. The offering was solicited by Mr. Donald Dayer who acted as an independent contractor for BidBay.com. He contacted potential investors by telephone. He had reason to believe all persons contacted had accredited investor status. Management reasonably believes the offering was sold to a total of 33 investors as that number is calculated pursuant to Rule 501(e). Management reasonably believed immediately before the investment by each investor that the investor was either accredited or the investor either alone or together with a purchaser representative had knowledge and experience in financial and business matters capable of evaluating the merits and risk of the investment. In the opinion of management there was no general solicitation or general advertising used in connection with the offering. Offering materials were distributed and a Form D describing the offering was filed.

In connection with the private offering discussed in the preceding paragraph, it came to the attention of management that BidBay.com had received offering proceeds totaling $283,174 from 70 investors who did not qualify to be investors under the terms of the offering. Management decided BidBay.com had to rescind its acceptance of their subscription agreements. In or around August, 2000, BidBay.com mailed a rescission offer to these investors offering a return of their investment proceeds. If investors did not accept the rescission, they could receive common stock owned by Mr. George Tannous on a one for one basis. Mr. Tannous did not own any preferred stock that could be exchanged. Since the preferred had been purchased for $2.50 per share, the exchange was valued at 2.50 per share. In the opinion of management the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The investors were closely connected with BidBay.com as prior shareholders and to each other as fellow shareholders. The offering was unique and for a special purpose. The size of the offering was insubstantial and did not use the machinery of a public distribution. Even though common stock was exchanged for preferred stock, it was the decision of the investors to do so after having turned down a cash reimbursement for the preferred stock purchase.

During March to December, 2000, the Company issued 102,500 shares of its previously authorized, but unissued common stock. The shares were issued to employees of BidBay.com for services rendered to BidBay.com valued at $512,501 or $5.00 per share. The transaction was an isolated transaction with persons having a close affiliation with the Company and was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.

During June 2000, the Company issued 126,150 shares of its previously authorized, but unissued common stock. The shares were issued to persons who had visited the website of BidBay.com or had otherwise used the services of BidBay.com in the past. The shares were issued in a promotional giveaway at the rate of 5 shares person or to a total of 25,230 persons. The shares were valued at $5.00 per share. In the opinion of management the transaction was not subject to the registration requirements under the Securities Act of 1933 because it did not constitute an offer or sale of securities pursuant to Section 5 of the Act.

During July 2000, the Company issued 60,000 common shares of its previously authorized, but unissued common stock. The shares were issued for cash of $300,000 or $5.00 per share to Network Commerce dba Speedy Click. The transaction was an isolated transaction with one company which has a close business relationship with the Company and was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.

From August 2000, through January, 2001, the Company issued 97,933 shares of its previously authorized, but unissued common stock. The shares were issued by the board of directors as a dividend on preferred stock of BidBay.com which had been sold in the 506 offering commencing in February, 2000, and was outstanding at that time. The shares were valued at $5.00 per share. In the opinion of management the transaction was not subject to the registration requirements of the Securities Act of 1933 because it did not constitute an offer or sale of securities pursuant to Section 5 of the Act.

During September, 2000, the Company issued 800,000 common shares of its previously authorized, but unissued common stock. The shares were valued at $5.00 per share and were issued in satisfaction of an installment payment obligation to Network Commerce dba Speedy Click. The transaction was an isolated transaction with one business which has a close business relationship with the Company and was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.

During November, 2000, the Company issued 1,000,000 common shares of its previously authorized, but unissued common stock. The shares were valued at $5.00 per share and were issued in satisfaction of an installment payment obligation to Network Commerce dba Speedy Click. The transaction was an isolated transaction with one entity which has a close business relationship with the Company and was exempt from registration under the Securities Act of 1933 (the "Act") pursuant to Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.

During December, 2000, the Company issued 200,000 preferred shares of its previously authorized, but unissued preferred stock. The shares were valued at $5.00 per share and were issued in satisfaction of an installment payment obligation to Network Commerce dba Speedy Click. The transaction was an isolated transaction with one enitity having a close affiliation with the Company and was exempt from registration under the Securities Act of 1933 (the "Act") pursuant to Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.

During the first calendar quarter of 2001, the Company issued 8,200 shares of its previously authorized, but unissued common stock. The shares were issued to six employees of BidBay.com for services rendered to BidBay.com valued at $82,000 or $10.00 per share. The transaction was an isolated transaction with persons having a close affiliation with the Company and was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.

During the second calendar quarter of 2001, the Company issued 6,000 shares of its previously authorized, but unissued common stock. The shares were issued to one person in exchange for two websites valued at $60,000 or $10.00 per share. The transaction was an isolated transaction and was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.

During the second calendar quarter of 2001, the Company issued 100,000 shares of its previously authorized, but unissued common stock. The shares were issued to one person who was a former employee of the Company in settlement of a contingent liability valued at $1,000,000 or $10.00 per share. The transaction was an isolated transaction with a person having a close affiliation with the Company and was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering. The offering was for a limited purpose and did not use the machinery of public distribution.

During the fiscal year ended December 31, 2001, the Company issued 23,400 shares of its previously authorized, but unissued common stock. The shares were issued to three persons who were holders of preferred shares of the Company. The shares were converted into common shares pursuant to a conversion feature of the preferred shares. The transactions were isolated transactions with three persons who were already shareholders of the Company and were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act because of not being part of a public offering.

Item  6.  Management's  Discussion  and  Analysis  or  Plan  of  Operation

Results  of  Operations

Calendar  Year  Ended  December  31,  2000

For the year ended December 31, 2000, we earned revenues of $234,524. The revenues were primarily from banner insertion advertising or email insertion advertising. During the same year, we incurred expenses of $6,435,188. Of these expenses, $1,532,230 were non cash items made up of depreciation expense and allowance for the settlement of litigation. Since we had little revenue, we incurred a net loss from operations of $6,200,664 for this accounting period.

Due to our shortfall in operating revenue when compared to operating expense, we obtained operating capital during the year through the sale of Company preferred stock in a private offering pursuant to Rule 506 under the Securities Act of 1933.

Calendar  Year  Ended  December  31,  2001

For the year ended December 31, 2001, we earned revenues of $602,333. The revenues were primarily from banner insertion advertising or email insertion advertising. During the year we initiated the charging of listing fees for auctions posted to our site. By year end, listing fee income totaled approximately $20,000.

During the year we incurred expenses of $6,438,010. Of these expenses, $4,217,733 were non cash items made up of amortization and depreciation, impairment loss and allowance for settlement of litigation. We incurred a net loss from operations of $5,835,677 for the fiscal year.

We attempted to obtain working capital during the year by registering an initial public offering with the Securities and Exchange Commission. The offering was declared effective on October 24, 2001. However, ultimately we were unable to sell the offering and the registration statement that was declared effective has been withdrawn. We sustained our operations during the year by borrowing from our president, Mr. Tannous.

Liquidity  and  Capital  Resources

eBay, Inc., the foremost auction site in our industry, has achieved profitability by conducting operations similar to ours. We believe that we will become profitable as we continue to grow our business. Presently our member base is 20% the size of eBay's. Therefore, it is likely that we will need significant additional growth prior to obtaining profitability from daily operations. To achieve the needed growth, we have instigated our MLA(TM) program described herein. We believe that this growth tool will be instrumental in bringing this Company to profitability.

At the present time, we estimate that we need approximately $110,000 per month to meet minimal cash needs to operate the Company. To ensure that we have the capital necessary to operate during 2002, we negotiated the sale of our search engine Askgt.com. Payments from the sale will yield $50,000 per week for 40 weeks. The purchaser has agreed to commence the weekly payments while the parties prepare a definitive agreement for the sale. We believe this revenue will allow us to aggressively grow the Company during 2002 through the MLA(TM) program to where we will have sufficient revenues from operations to sustain our business operations by year end. If this is not the case, we will need to obtain additional outside capital to meet the operational needs of the Company in 2003.

Potential  Future  Liability

From February, 2000, through January, 2001, BidBay.com sold 1,788,077 shares of preferred stock to an aggregate of 402 individual investors at the price of $2.50 per share and distributed 178,808 common shares as a premium on the preferred shares sold. BidBay.com believes that the offering was exempt from registration pursuant to Rule 506 promulgated under the Securities Act of 1933. However, it can be argued that the offering was conducted in violation of federal securities laws and that BidBay.com could be subject to allegations that could result in purchasers seeking to return their shares for cash. It has also come to the attention of BidBay.com that Mr. Dayer, who sold the offering, is not a registered broker dealer with the securities authorities of any state. Accordingly, the sale of the offering is a violation by Mr. Dayer of state broker dealer registration laws. Mr. Dayer solicited investments from persons on calling lists purchased by Mr. Dayer. This is a potential violation of the Rule 506 prohibition against a general solicitation. The offering was initially sold to approximately 70 non-accredited investors which is more than 35 as allowed by Rule 506. When BidBay.com learned of this violation, it offered rescission to non-accredited investors sufficient to bring the total number under 35.

Since the inception of BidBay.com, Mr. George Tannous, its president has sold common shares owned by him personally to approximately 250 persons for total proceeds of approximately $1,150,000. The shares sold by Mr. Tannous were restricted shares and not available for sale without registration except in transactions not involving any public offering. It is possible that it could be asserted that the sale of these shares was part of the offering described above in this section being conducted by the BidBay.com and subject to the same potential securities violations as that offeringThe proceeds of these sales were retained by Mr. Tannous for his personal use. However, Mr. Tannous also loaned BidBay.com money to assist with its cash flow needs. If it is found that the shares of Mr. Tannous were sold on behalf of BidBay.com, it is possible that the shares sold by Mr. Tannous could be put back to BidBay.com by the purchasers of the those shares in exchange for a return of their investment.

BidBay.com has issued 97,933 shares of common stock in lieu of cash dividends on preferred stock for total dividends of $503,415 or $5.14 per share. BidBay.com believes the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. However, it can be argued that this was a public offering of shares without exemption for the distribution of these shares. The terms of the preferred stock require that dividends be paid in cash. Accordingly, holders of the common stock have the right to return these shares for the amount which should have been paid in cash.

Based upon the best information available to BidBay.com at this time, we have calculated a range of possible, but disputed, exposure that exists for BidBay.com in light of the disputed civil liabilities described above. Accordingly, in the event these disputed civil liabilities were successfully asserted, BidBay.com could be liable to the shareholders, and to any shareholder that immediately purchases from these shareholders, in an amount ranging from approximately $25,000 up to approximately $6,000,000, plus interest. The foregoing range could be adjusted higher or lower depending upon adjustments to any of the referenced items, and as any new information becomes available to BidBay.com.

Item  7.  Financial  Statements

                                BIDBAY.COM, INC.

                          [A Development Stage Company]

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                                BIDBAY.COM, INC.

                          [A Development Stage Company]





                                    CONTENTS

                                                                           PAGE
                                                                           ----

-     Independent Auditor's Report                                         F-1


-     Balance Sheet, December 31, 2001                               F-2 - F-3


-     Statements of Operations, for the years ended
        December 31, 2001 and 2000 and from inception
        on December 21, 1999 through December 31, 2001                     F-4


-     Statement of Stockholders' Equity (Deficit), for the period from inception on December 21, 1999 through
        December 31, 2001                                            F-5 - F-8


-     Statements of Cash Flows, for the years ended
        December 31, 2001 and 2000 and from inception
        on December 21, 1999 through December 31, 2001              F-9 - F-11


-     Notes to Financial Statements                                F-12 - F-29

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
BIDBAY.COM, INC.
Tujunga, California

We have audited the accompanying balance sheet of Bidbay.com, Inc. [a development stage company] as of December 31, 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000 and for the period from inception on December 21, 1999 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and for the period from inception on December 21, 1999 through December 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses since its inception, has current liabilities in excess of current assets and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



PRITCHETT, SILER & HARDY, P.C.



January 27, 2002

Salt Lake City, Utah

                                BIDBAY.COM,  INC.

                          [A Development Stage Company]

                                  BALANCE SHEET


                                     ASSETS





                                                             December 31,
                                                                 2001
                                                            _____________
CURRENT ASSETS:
  Cash                                                      $    48,464
  Accounts receivable - trade, net of $52,485 allowance           7,376
  Employee receivables                                            3,669
  Promotional inventory                                           2,500
                                                            _____________
    Total Current Assets                                         62,009

PROPERTY AND EQUIPMENT, net                                     413,818

INTANGIBLE ASSETS:
  Registered user names, net                                  1,116,629

OTHER ASSETS:
  Deposits                                                          980
                                                            _____________

                                                            $ 1,593,436
                                                            =============





                                   [Continued]

                                BIDBAY.COM,  INC.

                          [A Development Stage Company]

                            BALANCE SHEET [Continued]

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



                                                                  December 31,
                                                                       2001
                                                                 _____________
CURRENT LIABILITIES:
  Accounts payable                                               $     57,691
  Payable to related parties                                        3,266,637
  Investor deposits                                                    58,000
  Accrued expenses                                                     56,511
  Installment payable                                                  30,987
                                                                 _____________
    Total Current Liabilities                                       3,469,826
                                                                 _____________

STOCK SUBJECT TO POTENTIAL RESCISSION
  10% convertible redeemable Preferred stock,
    $.001 par value, 10,000,000 shares authorized,
    1,759,077 shares issued and outstanding                         4,397,693
                                                                 _____________
STOCKHOLDERS' EQUITY (DEFICIT):
  10% convertible redeemable Preferred stock,
    $.001 par value, 10,000,000 shares authorized,
    200,000 shares issued and outstanding                                 200
  Common stock, $.001 par value, 100,000,000
    shares authorized, 51,051,103 shares issued and
    outstanding                                                        51,051
  Capital in excess of par value                                    5,778,029
  Deficit accumulated during the development stage                (12,103,363)
                                                                 _____________
    Total Stockholders' Equity (Deficit)                           (6,274,083)
                                                                 _____________

                                                                 $  1,593,436
                                                                 =============



    The accompanying notes are an integral part of this financial statement.


                                    BIDBAY.COM,  INC.

                               [A Development Stage Company]

                                 STATEMENTS OF OPERATIONS

                                                       For the               From Inception
                                                      Year Ended             on December 21,
                                                      December  31,           1999 Through
                                             ______________________________   December 31,
                                                 2001             2000           2001
                                             ______________   _____________   ____________

REVENUE                                     $      602,333   $     234,524   $    836,857
                                             ______________   _____________   ____________

EXPENSES:
  Business development                             226,036       1,359,887      1,585,923
  Advertising                                      405,877         985,276      1,391,153
  Promotion                                        159,030       1,004,621      1,163,651
  Payroll expenses                                 740,836         855,795      1,596,631
  Amortization and depreciation                  1,978,771         502,230      2,481,033
  General and administrative                       688,498         697,379      1,424,877
  Impairment loss                                2,203,962               -      2,203,962
  Allowance for settlement of litigation            35,000       1,030,000      1,065,000
                                             ______________   _____________   ____________
    Total Expenses                               6,438,010       6,435,188     12,912,230
                                             ______________   _____________   ____________
LOSS FROM OPERATIONS                            (5,835,677)     (6,200,664)   (12,075,373)
                                             ______________   _____________   ____________

OTHER EXPENSES:
  Interest expense                                 (13,450)        (14,540)       (27,990)
                                             ______________   _____________   ____________

    Total Other Expenses                           (13,450)        (14,540)       (27,990)
                                             ______________   _____________   ____________

LOSS BEFORE TAXES                               (5,849,127)     (6,215,204)   (12,103,363)

CURRENT TAX EXPENSE                                      -               -              -

DEFERRED TAX EXPENSE                                     -               -              -
                                             ______________   _____________   ____________

NET (LOSS)                                  $   (5,849,127)  $  (6,215,204)  $(12,103,363)

DIVIDENDS:
  Dividends declared and intrinsic
   value of the beneficial conversion
   feature of convertible preferred stock
   analogous to a dividend                        (458,800)     (4,815,962)    (5,274,762)
                                             ______________   _____________   ____________

NET (LOSS) AVAILABLE TO
  COMMON STOCKHOLDERS                       $   (6,307,927)  $ (11,031,166)  $(17,378,125)
                                             ==============   =============   ============

BASIC AND DILUTED (LOSS)
PER COMMON SHARE                            $         (.12)  $        (.22)  $       (.34)
                                             ==============   =============   ============



   The accompanying notes are an integral part of these financial statements.

                                                        BIDBAY.COM,  INC.

                                                  [A Development Stage Company]

                                           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                         FROM THE DATE OF INCEPTION ON DECEMBER 21, 1999

                                                    THROUGH DECEMBER 31, 2001

                                                                                                  Deficit
                                                                                                Accumulated
                             Preferred Stock          Common Stock       Capital in  Stock Sub-  During the
                           ____________________  ______________________  Excess of   scription   Develop-
                            Shares     Amount      Shares      Amount    Par Value   Receivable  ment Stage
                           ________  __________  __________  _________  ___________  __________  __________

BALANCE, December 21, 1999        -  $       -            -  $       -  $         -  $        -  $      -

Issuance of 50,000,000
  shares common stock to
  founders for services,
  December 1999, at
  $.001 per share                 -          -   50,000,000     50,000            -           -         -

Net loss for year ended
  December 31, 1999               -          -            -          -            -           -   (39,032)

BALANCE, December 31, 1999        -          -   50,000,000     50,000            -           -   (39,032)

Issuance common stock as
  an incentive to purchase
  preferred stock at $2.50
  per unit of 1 preferred
  share and .1 common share       -          -      173,308        173         (173)          -         -

Payment of preferred stock
  offering costs                  -          -            -          -   (1,019,683)          -         -

Beneficial intrinsic value
  of convertible preferred
  stock recorded as a
  liquidating dividend
  [See Note 11]                   -          -            -          -            -           -         -

Issuance of common stock to
  employees for services,
  March 2000, through
  December 2000, valued at
  $5.00 per share                 -          -      102,500        103      512,398           -         -

Issuance of common stock
  for promotional giveaway,
  June 2000, at $5.00 per
  share                           -          -      126,150        126      630,624           -         -

Issuance of common stock
  for cash, July 2000, at
  $5.00 per share                 -          -       60,000         60      299,940           -         -

Declaration of cash dividends
  on preferred stock, August
  2000, at the rate of $.25
  per outstanding share of
  preferred stock                 -          -            -          -     (483,269)          -         -



                                   [Continued]

                                                     BIDBAY.COM,  INC.

                                              [A Development Stage Company]

                                       STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                     FROM THE DATE OF INCEPTION ON DECEMBER 21, 1999

                                                THROUGH DECEMBER 31, 2001

                                                       [CONTINUED]

                                                                                                  Deficit
                                                                                                Accumulated
                             Preferred Stock          Common Stock       Capital in  Stock Sub-  During the
                           ____________________  ______________________  Excess of   scription   Develop-
                            Shares     Amount      Shares      Amount    Par Value   Receivable  ment Stage
                           ________  __________  __________  _________  ___________  __________  __________

Issuance of common stock
  in payment of dividend
  payable on preferred
  stock, August 2000,
  at $5.00 per share              -          -       95,183         95      475,817           -          -

Issuance of preferred and
  common stock as payment
  for registered users,
  valued at $10,000,000
  or $5.00 per share        200,000        200    1,800,000      1,800    9,998,000  (5,554,529)         -

Net loss for the period
  ended December 31,
  2000                                       -            -          -            -           - (6,215,204)
                           ________  __________  __________  _________  ___________  __________  __________

BALANCE, December 31,
  2000                      200,000        200   52,357,141     52,357   10,413,654  (5,554,529)(6,254,236)

January 2001, issuance
  of common stock as an
  incentive to purchase
  preferred stock at
  $2.50 per unit of1
  preferred share and
  1 common share                  -          -        5,500          6           (6)          -          -

Payment of preferred stock
  offering costs                  -          -            -          -      (30,902)          -          -

January 2001, declaration of
  dividends on preferred
  stock, at the rate of $.50
  per new issued share of
  preferred stock                 -          -            -          -      (27,500)          -          -

January 2001, Issuance of
  common stock in payment
  of dividend payable on
  preferred stock, at
  $10.00 per share                -          -        2,750          3       27,497           -          -

January 2001, Issuance of
  common stock to employees
  and consultants for
  services, valued $82,000,
  or $10.00 per share             -          -        8,200          8       81,992           -          -





                                   [Continued]

                                                  BIDBAY.COM,  INC.

                                             [A Development Stage Company]

                                      STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                    FROM THE DATE OF INCEPTION ON DECEMBER 21, 1999

                                               THROUGH DECEMBER 31, 2001

                                                      [CONTINUED]

                                                                                                  Deficit
                                                                                                Accumulated
                             Preferred Stock          Common Stock       Capital in  Stock Sub-  During the
                           ____________________  ______________________  Excess of   scription   Develop-
                            Shares     Amount      Shares      Amount    Par Value   Receivable  ment Stage
                           ________  __________  __________  _________  ___________  __________  __________

January 2001, cancellation
  of common stock to
  employees and consultants
  for services, valued
  $502,000, or $5.44 per
  share                           -          -      (92,200)       (92)    (501,908)          -          -

February 2001, purchase of
  two websites valued at
  $60,000, or $10 per share       -          -        6,000          6       59,994           -          -

January to March 2001,
  receipt of registered
  users as payment for
  stock previously issued         -          -            -          -            -     250,000          -

May 2001, Issuance of
  common stock in
  settlement of lawsuit
  valued at $1,000,000,
  or $10.00 per share             -          -      100,000        100      999,900           -          -

June 2001,conversion of
  preferred stock subject
  to recession into common
  stock                           -          -        8,000          8       19,992           -          -

September 2001,conversion
  of preferred stock subject
  to recession into common
  stock                           -          -        8,000          8       19,992           -          -

December 2001, conversion
  of preferred stock subject
  to recession into common
  stock                           -          -        7,400          7       18,493           -          -

Beneficial intrinsic value
  of Convertible preferred
  stock Recorded as a
  liquidating Dividend            -          -            -          -            -           -          -

September 2001, cancellation
  of common stock issued as
  an incentive and dividend
  on preferred stock subject
  to rescission.                  -          -       (1,741)        (2)      (1,798)          -          -




                                   [Continued]

                                                   BIDBAY.COM,  INC.

                                             [A Development Stage Company]

                                      STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                    FROM THE DATE OF INCEPTION ON DECEMBER 21, 1999

                                               THROUGH DECEMBER 31, 2001

                                                      [CONTINUED]

                                                                                                  Deficit
                                                                                                Accumulated
                             Preferred Stock          Common Stock       Capital in  Stock Sub-  During the
                           ____________________  ______________________  Excess of   scription   Develop-
                            Shares     Amount      Shares      Amount    Par Value   Receivable  ment Stage
                           ________  __________  __________  _________  ___________  __________  __________

September 2001,
  cancellation of dividends
  on preferred stock, at
  the rate of $.50 per
  newly cancelled share of
  preferred stock subject
  to rescission.                  -          -            -          -       1,800          -           -

November 2001, common
  stock canceled for
  non-performance and
  non-consideration of
  agreement for registered
  users with Speedy Click.        -          -   (1,358,847)    (1,359) (5,303,170)  5,304,529          -

December 2001, issuance
  of common stock as an
  incentive to purchase
  preferred stock at $2.50
  per unit of 1 preferred
  share and 1 common share        -          -          600          1          (1)         -           -

December 2001, declaration
  of dividends on preferred
  stock, at the rate of $.50
  per new issued share of
  preferred stock                 -          -            -          -      (3,000)         -           -

December 2001, Issuance of
  common stock in payment
  of dividend payable on
  preferred stock, at
  $10.00 per share                -          -          300      3,000           -          -           -

Beneficial intrinsic value
  of convertible preferred
  stock recorded as a
  liquidating dividend
  [See Note 11]                   -          -            -          -           -          -           -

Net loss for the year ended
  December 31, 2001               -          -            -          -           -          -   (5,849,127)
                           ________  __________  __________  _________  __________  __________  ___________

BALANCE, December 31,
  2001                      200,000  $     200   51,051,103  $  51,051 $ 5,778,029 $        - $(12,103.363)
                           ========  ==========  ==========  =========  ==========  ========== ============






    The accompanying notes are an integral part of this financial statement.

                                       BIDBAY.COM,  INC.

                                 [A Development Stage Company]

                                   STATEMENTS OF CASH FLOWS



                                                            For the              From Inception
                                                           Year Ended            on December 21,
                                                           December 31,           1999 Through
                                                   __________________________     December 31,
                                                      2001            2000            2001
                                                  _____________   ____________    ____________
Cash Flows from Operating Activities:
  Net loss                                       $  (5,849,127)  $  (6,215,204)  $(12,103,363)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Depreciation and amortization                    1,978,771         502,230      2,481,033
    Non-cash expense                                  (420,000)      1,143,250        762,250
    Non-cash revenue                                  (422,500)       (100,000)      (522,500)
    Allowance for settlement of litigation              35,000       1,030,000      1,065,000
    Bad debt expense                                   171,308               -        171,308
    Impairment loss                                  2,203,962               -      2,203,962
    Changes in assets and liabilities:
      (Increase) in employee receivables                 3,576          (7,245)        (3,669)
      (Increase) in receivables                         (7,376)              -         (7,376)
      (Increase) in promotional inventory                    -         (20,709)       (20,709)
      (Increase) in related-party receivable            (3,956)       (167,352)      (171,308)
      (Increase) in other current assets                  (905)         (2,075)        (2,980)
      Increase in accounts payable                     (38,145)         95,836         57,691
      Increase in payable to related party           2,819,695         394,475      3,214,170
      Increase in shareholder deposits                 (13,800)        137,800        124,000
      Increase in accrued expenses                    (169,304)        190,815         21,511
      (Decrease) in contingency payable                (30,000)              -        (30,000)
      Increase in deferred revenue                           -         122,500        122,500

      Net Cash (Used) by Operating Activities          257,199      (2,895,679)    (2,638,480)
                                                  _____________   ____________    ____________

Cash Flows from Investing Activities:
    Purchase of equipment                             (186,552)       (184,882)      (371,434)
    Purchase of leasehold improvements                  (9,346)        (37,592)       (46,938)
    Purchase of website development                    (22,599)         (8,000)       (30,599)
    Payments on installment payable                   (150,000)       (419,013)      (569,013)
                                                  _____________   ____________    ____________
      Net Cash (Used) by
        Investing Activities                          (368,497)       (649,487)    (1,017,984)
                                                  _____________   ____________    ____________

Cash Flows from Financing Activities:
  Principal payments on notes payable                   (2,083)           (241)        (2,324)
  Proceeds from preferred stock offering               132,500       4,332,693      4,465,193
  Proceeds from common stock issuance                        -         300,000        300,000
  Dividends paid in cash                                     -          (7,356)        (7,356)
  Payment of stock offering costs                      (30,902)     (1,019,683)    (1,050,585)
                                                  _____________   ____________    ____________
    Net Cash Provided by Financing Activities           99,515       3,605,413      3,704,928
                                                  _____________   ____________    ____________

Net Increase (Decrease) in Cash                        (11,783)         60,247         48,464

Cash at Beginning of Period                             60,247               -              -
                                                  _____________   ____________    ____________

Cash at End of Period                            $      48,464   $      60,247   $     48,464
                                                  _____________   ____________    ____________



                                   [Continued]

                                      BIDBAY.COM,  INC.

                               [A Development Stage Company]

                                 STATEMENTS OF CASH FLOWS

                                       [Continued]


                                                            For the              From Inception
                                                           Year Ended            on December 21,
                                                           December 31,           1999 Through
                                                   __________________________     December 31,
                                                      2001            2000            2001
                                                  _____________   ____________    ____________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year and from
  inception for:
    Interest                                     $       2,560   $       1,549   $      4,109
    Income taxes                                 $           -   $           -   $          -




Supplemental  Schedule  of  Non-Cash  Investing  and  Financing  Activities:
     For  the  year  ended  December  31,  2001:
The Company issued 5,500 shares of common stock as an incentive to investors related to the Company's private placement of preferred stock.

The Company declared a dividend on new preferred stock at a rate of $.25 per share or $27,500.

The Company issued 2,750 shares of common stock in lieu of cash dividends on preferred stock valued at $27,500 or $10.00 per share.

The Company authorized 8,200 shares of common stock to employees and consultants for incentives valued at $82,000, or $10.00 per share. The Company cancelled 92,200 shares of common stock related to employees and consultants $501,000, or $5.44 per share.

The Company issued 6,000 shares of common stock for the acquisition of two websites. The value of the common stock was $60,000 or $10.00 per share.

The Company issued 100,000 shares of common stock for the settlement of a contingent liability with a former employee in the amount of $1,000,000 or $10.00 per share.

The Company had three preferred shareholders exercise the conversion feature of 23,400 shares of preferred stock valued at $58,500 into 23,400 shares of common stock.

The Company cancelled 200 shares of incentive common stock related to preferred stock proceeds refunded to the investor. The Company also cancelled 100 shares of dividend common stock issued at $5.00 per share, or $500 related to the same investor. The Company cancelled 1,541 shares of common stock related incentives, dividends, and reclassification of non-accredited investors.

The Company issued 900 shares of common stock as an incentive to investors related to the Company's private placement of preferred stock.

The Company recorded an impairment loss to its registered users list in the amount of $2,203,962.

The Company cancelled 1,358,847 shares of common stock due to non-performance and non-consideration related to agreements for delivery of registered users with SpeedyClick. Speedyclick has delivered approximately 5,695,471 out of an agreed 11,000,000 registered users. Speedyclick is apparently unable to deliver the balance of the registered users. The Company established a subscription receivable for the difference in registered users to be delivered, and between stock issued, cash paid, and credits applied. The Company cancelled the 1,358,847 shares of common stock and cancelled the balance of stock subscription receivable.

                                   [Continued]

                                BIDBAY.COM, INC.

                          [A Development Stage Company]

                            STATEMENTS OF CASH FLOWS

                                   [Continued]

Supplemental  Schedule  of  Non-Cash  Investing  and  Financing  Activities:
(continued)

     For  the  year  ended  December  31,  2001:
The Company received 250,000 registered users valued at $250,000 as partial payment of stock subscription receivable.

The president of the Company agreed to offset the amount the Company owed him with $45,045 of promotional inventory and to accept $24,512 of lease liability for a net reduction of $20,533 to his liability.

     For  the  year  ended  December  31,  2000:
The Company issued 102,500 shares of common stock to employees for services valued at $512,500 or $5.00 per share.

The Company issued 126,150 shares of common stock for promotional giveaways valued at $630,750 or $5.00 per share.

The Company declared a dividend on preferred stock at the rate of $.25 per share or $483,269 [See Note 11].

The Company issued 95,183 shares of common stock in lieu of cash dividends on preferred stock valued at $475,912 or $5.00 per share.

In May 2000, the Company purchased a boat for promotional inventory, from the president of the Company by assuming a notes payable with a balance of $26,835.

The Company entered into an agreement with Speedy Click to purchase 11,000,000 registered users valued at $1.00 each for a total of $11,000,000. The $11,000,000 was payable with $1,000,000 cash, 200,000 shares of preferred stock and 1,800,000 shares of common stock valued at $5.00 each for a total of $11,000,000. A subscription receivable has been set up for 5,554,529 of the registered users ($5,554,529) because only 5,445,471 of the 11,000,000 registered users have been received as of December 31, 2000. In November 2000, the Company entered into a separate agreement with Speedy Click to promote Speedy Click in the Company's weekly email promotion. The agreement was for eight months beginning November 2000 through June 2001, at $50,000 per month for a total of $400,0000. The Company negotiated to have payments due the Company credited against the liability due Speedy Click. As of December 31, 2000, the Company was credited $100,000 against the liability due Speedy Click [See Note 8].





   The accompanying notes are an integral part of these financial statements.

                                BIDBAY.COM, INC.

                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Organization - The Company was organized as Bidbay.com, Inc. under the laws of the State of California on December 21, 1999. On March 3, 2000, the Company effected a change of domicile to Nevada. The Company is considered to be in the development stage as defined in SFAS No. 7. The Company is engaging in the business of developing and marketing an internet auction site. The Company is marketing regional stores which would focus on auction activity within a specific region. The Company may also pursue other internet related business.

Proposed Public Stock Offering - The Company was making a public offering of 6,000,000 shares of its previously authorized but unissued common stock and 234,000 issued and outstanding shares owned by officers, directors, employees and a consultant of the Company. This offering was registered with the Securities and Exchange Commission on Form SB-2. An offering price of $10 per share had been arbitrarily determined by the Company. Subsequent to December 31, 2001, the Company withdrew it registration statement. [See Note 18].

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

Intangible Assets - Registered user names database resulting from agreements negotiated by management are recorded at fair value of cash and total stock issued. Registered user names database is amortized over 36 months on a straight-line basis which represents the estimated period of benefit. According to the provisions of SFAS No. 123, the Company recorded an impairment loss of $2,203,962 during the year ended December 31, 2001. [See Note 5]

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes.
[See  Note  15]

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


                                BIDBAY.COM, INC.

                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  [Continued]

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

Advertising - The Company recognizes advertising expense in accordance with SOP 93-7 "Reporting on Advertising Costs." As such, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the cost of communicating advertising in the period in which the advertising space is used. For the years ended December 31, 2001 and 2000 advertising costs amounted to $159,030 and $1,004,621, respectively.

Website Costs - The Company has adopted the provisions of EITF 00-2, "Accounting for Web Site Development Costs." Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset. During the years ended December 31, 2001 and 2000, the Company expensed $29,856 and $0, respectively as research and development cost related to the planning of additional software modules. The Company also capitalized an additional $22,599 of websites, software, and website development costs during the year ended December 31, 2001. The Company also acquired two websites valued at $60,000 through issuance of 6,000 shares of common stock valued at $10.00 per share.

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


                                BIDBAY.COM, INC.

                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  [Continued]

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", were recently issued. SFAS No. 141, 142, 143 and 144 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE  2  -  GOING  CONCERN

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception, and has not yet achieved profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is continuing to promote and improve its website and believes it can increase its revenues through operations. Management further proposes to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE  3  -  PROMOTIONAL  INVENTORY

The Company holds contests and giveaways for registered users of its site. Promotional inventory has been acquired for the purpose of providing prizes and awards to winners of these contests and giveaways. The following is a summary of balances at:

                                         December  31,
                                 ___________________________

                                     2001            2000
                                 __________       __________

     Promotional  inventory     $     2,500      $    47,545
                                 __________       __________

                                $     2,500      $    47,545
                                 ==========       ==========


At December 31, 2001 management estimated that a reserve for inventory obsolescence was not necessary. Subsequent to December 31, 2001, the Company sold promotional inventory to an officer of the Company for $2,500 cash.


                                BIDBAY.COM, INC.

                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE  4  -  PROPERTY  AND  EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation as of December 31,:

                                               2001              2000
                                          _____________     _____________

     Office and computer equipment        $     371,434     $     184,882
     Leasehold improvements                      46,938            37,592
     Website, software, and website
       development                              101,599            19,000
                                          _____________     _____________

                                                519,971           241,474
     Less:  accumulated  depreciation          (106,153)          (24,859)
                                          _____________     _____________
                                          $     413,818     $     216,615
                                          =============     =============

Depreciation expense for the years ended December 31, 2001 and 2000 amounted to $81,294 and $24,827 respectively.

NOTE  5  -  INTANGIBLE  ASSETS

Intangible assets consist of an electronic database of registered users which has been purchased. The Company entered into various agreements with Speedy Click [AKA Network Commerce, Inc.] to purchase a total of 11,000,000 registered users at the rate of $1.00 each for a total of $11,000,000. The Company has capitalized the costs associated with purchasing the registered users and has estimated their useful life to be 36 months. As of December 31, 2001, Speedy Click has delivered an estimated 5,695,471 registered users.

During the year ended December 31, 2001 the Company recorded an impairment loss of $2,203,962 according to the provisions of SFAS No. 121. The Company estimates that as of December 31, 2001, 1,675,112 registered users are actively receiving email newsletters from the Company. The Company is carrying these registered users, less accumulated amortization of $558,483 associated with these users, at December 31, 2001. The following schedule details the carrying value at each year end.


                                                     December  31,
                                            ________________________________
                                                  2001             2000
                                            _______________   ______________
     Registered  users                      $   5,695,471     $   5,445,471
     Less: accumulated amortization            (2,374,880)         (477,403)
     Impairment loss                           (2,203,962)                -
                                            _______________  ______________
                                            $   1,116,629     $   4,968,068
                                            ===============  ==============

Amortization expense for the years ended December 31, 2001 and 2000 amounted to $1,897,477 and $477,403, respectively.


                                BIDBAY.COM, INC.

                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE  6  -  RECEIVABLE  /  PAYABLE  -  RELATED  PARTIES

Payable to related parties - An officer/director/significant shareholder of the Company and an entity related to him, has made various advances to and from the Company. At December 31, 2001 the net amount advanced from the related party and the other related entity was $2,637,157. The balance is non-interest bearing and payable on demand. The Company also accrued $80,000 in unpaid compensation to the officer. [See Note 13]

During the year ended December 31, 2001, the Company received advance payments of $550,480 from two companies related through common control. The Company had entered into agreements with each company, BidbayEurope.com and BidbayAustralia.com, for consulting services to be provided by the Company for business and Website development for each company. The agreements were for $1,000,000 of services, for each company over an unspecified period, for a total of $2,000,000. [See Note 13]. The Company paid $1,000 of the related party company expenses, leaving a balance of $549,480.

The total of the above payables to related parties at December 31, 2001 was $3,266,637.

Related-party receivable - The Company entered into two agreements with Donald Dayer, a significant shareholder, relating to the development of the Company's business and the private placement of preferred stock. The shareholder was to receive a commission equal to 25% of funds raised through a Regulation D private placement. The shareholder is also to receive 29% from every dollar that was generated into the Company, whether it be in the form of revenue or capital investment up to a maximum of $1,500,000. [See Note 13]. At December 31, 2001, Mr. Dayer had earned $1,046,669 in commissions and $1,214,136 under the business development agreement. At December 31, 2001, Mr. Dayer had received $171,308 in excess of the amount owed him. During the year ended December 31, 2001, the Company wrote off the balance due from Mr. Dayer as bad debt expense. In June 2001, the Company began legal action against Mr. Dayer [See Note 14].

NOTE  7  -  NOTES  PAYABLE

During May 2000, the Company had agreed to assume a note payable for a boat previously held by an officer of the Company. The boat was recorded as a promotional inventory item and remained on the books until December 31, 2001. The note payable was originally taken out in September 1997 with approximately $29,500 being financed, an imputed interest rate of 10%, and payments of $317 due monthly for 180 months. The Company assumed the payments on the note payable in May 2000. The Company made payments through December 2001, at which time the president of the Company assumed the loan balance of $24,512 as part of an agreement to offset the amount owed to him with promotional inventory items.

NOTE  8  -  INSTALLMENT  PAYABLE

The Company entered into several agreements with Speedy Click (aka Network Commerce, Inc.), wherein Speedy Click was to provide a total of eleven million registered users at $1.00 each for a total purchase price of $11,000,000. Payment was to be paid in the form of $1,000,000 cash, 200,000 shares of preferred stock with an agreed upon value of $5.00 per share and 1,800,000 shares of common stock valued at $5.00 per share. The terms were later amended to include a bonus of 4,000,000 registered users and credits of $400,000 for advertising featuring Speedy Click in the Company's weekly email advertisement.


                                BIDBAY.COM, INC.

                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE  8  -  INSTALLMENT  PAYABLE  (Continued)

As of December 31, 2001, the Company paid $1,000,000 of this liability through issuance of 200,000 shares of preferred stock to Speedy Click at $5.00 a share. The Company paid $9,000,000 of this liability through the issuance of 1,800,000 shares of common stock to Speedy Click at $5.00 per share. The Company has paid cash of $569,013 and received an offsetting credit of $400,000 against a separate receivable due from Speedy Click [See Advertising Agreement described later]. The balance due Speedy Click is $30,987 as of December 31, 2001.

In June 2001, the Company began negotiating for the return of common and preferred stock from Speedy Click as the Company still had not received the balance of the names purchased. In November 2001, the Company cancelled 1,358,847 shares of common stock previously issued to Speedy Click due to non-performance and non-consideration by Speedy Click. The Company offset the cancelled stock against the stock subscription receivable the Company established upon original issuance of the common stock. The Company has issued a net 441,153 shares of common stock to Speedy Click as of December 31, 2001 related to the 5,695,471 of the 15,000,000 registered users delivered as of December 31, 2001. The Company had established a subscription receivable of $5,304,529 for the balance of the 15,000,000 registered users to be delivered. The Company offset the subscription receivable account when the Company cancelled the 1,358,847 in November 2001.

Advertisement Agreement - In November 2000, the Company entered into eight monthly agreements with Speedy Click wherein the Company will feature Speedy Click in its weekly newsletter to the Company's registered users. Each agreement is for $50,000 per month or a total of $400,000. The Company and Speedy Click agreed to offset the amount receivable under the advertisement agreement with amounts payable under the registered users agreement. As of December 31, 2001, $400,000 has been recorded as revenue and offset against the installment payable liability.

NOTE  9  -  INVESTOR  DEPOSITS

During the year ended December 31, 2000, the Company received proceeds from several non-accredited investors. The total number of non-accredited investors exceeded limitations of no more than thirty five non-accredited investors for a 506 regulation D offering. The non-accredited investors which exceeded the limit of thirty five were given the option of accepting a refund of their investments, purchasing common stock from the personal holdings of the Company's President, purchasing common stock from the personal holdings of a Company controlled by the Company's President, or providing documentation that the non-accredited investor is really an accredited investor. The Company has recorded the proceeds from the non-accredited investors which had not been refunded as of December 31, 2001 as a current liability which is reflected as "Investor Deposits" on the face of the balance sheet. At December 31, 2001, the Company held funds in the amount of $58,000 from these non-accredited investors.


                                BIDBAY.COM, INC.

                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE  10  -  DEFERRED  REVENUE

Speedy Click (AKA Network Commerce, Inc.) paid $120,000 for a twelve month banner advertising campaign and for the use of an online store in the Company's website shops. The agreement commenced July 12, 2000. At December 31, 2000, $65,000 of this amount was recorded as a deferred revenue item. The Company also received $57,500 from Switchboard.com during December 2000 for advertising and promotion to begin January 2001. These amounts comprised the deferred revenue of $122,500 at December 31, 2000. During the year ended December 31, 2001, $65,000 was recognized as revenue related to the Speedy Click agreement. The $57,500 from the Switchboard.com agreement was recognized as revenue in January 2001. At December 31, 2001, the total deferred revenue was $0.

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


                                BIDBAY.COM, INC.

                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE  11  -  CAPITAL  STOCK  [Continued]

During the year ended December 31, 2001, the Company issued 42,000 shares of preferred stock and 4,200 shares of common stock and received approximately $137,500. The Company also reclassified $22,500 of deposits by non-accredited shareholders who had previously been classified as investor deposits. The net proceeds through December 31, 2001 for the sale of preferred stock and .1 shares of common stock is approximately $4,397,693.

Conversions of preferred stock subject to Rescission into common stock - During the year ended December 31, 2001, the Company had shareholders exercise the conversion feature of the Company's preferred stock. The Company cancelled 23,400 shares of preferred stock valued at $58,500 and issued 23,400 shares of common stock to these shareholders.

Preferred Stock Subject to Rescission - As discussed in Note 14, various states where the Company sold preferred stock, could potentially bring claims and make allegations against the Company [See Note 14].

In the event these claims are successfully brought against the Company, the Company may be required to offer a rescission of the stock purchase to all the purchasers who qualify under the claims. Accordingly, the Company has reclassified $4,397,693 in proceeds from stockholder's equity to preferred stock subject to rescission to reflect this possibility.

During the year ended December 31, 2001, the Company refunded $5,000 of preferred stock subject to rescission pursuant to a settlement agreement with the Common wealth of Pennsylvania. [See Note 14]

Dividends - As of December 31, 2001, the Company had declared a $.25 dividend on 1,933,077 shares of preferred stock for a total of $483,269. As of December 31, 2001, the Company paid $7,357 in cash and issued 95,183 shares of common stock to pay $475,912 of the dividends declared, or $5.00 per share. During the year ended December 31, 2001, the Company declared a dividend on recent sales of preferred stock in the amount of $30,500. During the year ended December 31, 2001, $30,500 was paid with 3,050 shares of common stock at $10.00 per share. During the year ended December 31, 2001, the Company cancelled 580 shares of common stock issued as dividends. The Company cancelled these shares due to refunds and reclassifications of stock proceeds during the year.

Through December 31, 2001, the Company had sold 1,733,077 shares of convertible preferred stock at $2.50 per share. Common stock sold during the same time period was sold at $5.00 and $10.00 per share. In accordance with ETIF 98-5, "Accounting for Convertible Securities with Beneficial Features on Contingently Adjustable Conversion," the Company recorded a dividend of $2.50 to $7.50 per share, or a total of $4,760,193.

For the year ended December 31, 2001, the Company had sold 55,000 shares of convertible preferred stock at $2.50 per share. The Company also issued 6,000 shares of preferred stock to shareholders who were previously classified as investor deposits. Common stock was being offered at $10.00 per share during this period. In accordance with ETIF 98-5, the Company recorded at dividend of $2.50 per share related to the 6,000 shares and $7.50 per share related to the 55,000 shares, for a total of $427,500.


                                BIDBAY.COM, INC.

                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE  11  -  CAPITAL  STOCK  [Continued]

The dividends are considered a liquidating dividend due to the Company having no retained earnings to offset the dividend. Liquidating dividends are reflected as a reduction to capital in excess of par value.

Common Stock - The company has authorized 100,000,000 shares of common stock, $.001 par value. During the year ended December 31, 2001, the Company made various issuances of common stock. The issuances are as follows:

The Company issued common stock as an incentive to investors purchasing the Company's preferred stock. The incentive was a ten percent common stock to preferred stock ratio. During the year ended December 31, 2001, the Company issued 6,100 shares of common stock as part of the preferred stock incentive. During the year ended December 31, 2001, the Company cancelled 1,161 shares of common stock issued as incentives. The Company cancelled these shares due to refunds and reclassifications of stock proceeds during the year.

The Company issued 3,050 shares of common stock to pay $30,500 of dividends declared at $10.00 per share.

During the year ended December 31, 2001, the Company authorized 8,200 shares of common stock to employees, officers and directors for consultation, programming, or other services rendered valued at $82,000, or $10.00 per share. Prior to delivery of the common stock issued for services, the Company canceled 92,200 shares of common stock to employees, officers, and directors for consultation, programming, or other services rendered valued at $502,000. The employees, officers, and directors declined the common stock declared as an incentive and requested the stock not be issued and declared that no amounts were due them for services.

The Company also issued 100,000 shares of common stock, at $10.00 per share, for settlement of $1,000,000 contingent liability debt related to a lawsuit by a former employee.

In April 2001, the Company issued 6,000 shares of common stock related to the purchase of two websites valued at $60,000 or $10.00 per share.

The Company issued 23,400 shares of common stock for the conversion of 23,400 shares of convertible preferred stock.

NOTE  12  -  STOCK  OPTIONS

Stock Option Plan - In October 2000, the Company adopted a Stock Option Plan which provides for the granting of stock options intended to qualify as "incentive stock option" and "nonqualified stock options" within the meaning of
Section 422 of the United States Internal Revenue Code of 1986. Under the Plan, stock options may be issued to any officer, director, key employees, or consultants.

At December 31, 2000, the Company had options outstanding to purchase 254,000 shares of common stock at a price of $5.00 per share. During the year ended December 31, 2001, the Company cancelled options to purchase 173,500 shares of common stock. No options forfeited or exercised during the year ended December 31, 2001. During the year ended December 31, 2001, the Company granted options to purchase 1,500 shares of common stock at $10.00 per share.


                                BIDBAY.COM, INC.

                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE  12  -  STOCK  OPTIONS  [Continued]

A summary of the status of the options granted under the stock option plan and other agreements at December 31, 2001, and changes during the year then ended are presented in the table below:

                                                     Weighted Average
                                         Shares      Exercise Price
                                      ____________   _______________

  Outstanding at beginning of period       254,000   $          5.00
  Granted                                    1,500             10.00
  Exercised                                      -                 -
  Forfeited                                (82,000)             5.00
  Expired                                        -                 -
                                      ____________   _______________
  Outstanding at end of period             173,500   $          5.04
                                      ____________   _______________
  Exercisable at end of period              34,700   $          5.00
                                      ____________   _______________
  Weighted average fair value
   of options granted                        1,500   $           .00
                                      ____________   _______________




The Company accounts for fair value of equity securities in accordance with FAS 123 for equity securities issued to employees. For non-employees, the Company accounts for the fair value of equity securities in accordance with APB 25.

                      Options Outstanding                  Options Exercisable
            __________________________________________  ________________________
                                             Weighted-              Weighted-
Range of                  Weighted-Average    Average                Average
Exercise       Number         Remaining      Exercise     Number     Exercise
 Prices     Outstanding   Contractual Life     Price    Exercisable    Price
__________  ___________   ________________   _________  ___________ ____________
$    5.00     80,500        4.00  years      $    5.00     34,700   $   5.00
$   10.00      1,500        4.75  years      $   10.00        0     $    N/A


Stock Options - During the period presented in the accompanying financial statements, the Company has granted options under the 2000 Stock Option Plan (the Plan), executive, and other agreements. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No.
123. "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan or other agreements.

For the year ended December 31, 2001, the options granted under the plan had no value using the Black-Scholes method for computing fair value of equity instruments, and accordingly, no proforma disclosures have been made.


                                BIDBAY.COM, INC.

                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE  13  -  RELATED  PARTY  TRANSACTIONS

Business development and stock offering agreement - The Company entered into an agreement with Donald Dayer, a significant shareholder of the Company, for services related to the development of the Company's business. The agreement states that the shareholder was to receive twenty-nine percent (29%) of all funds received, whether in the form of revenue or capital investment, until $1,500,000 was paid to the shareholder. The $1,500,000 may have been increased or decreased if both parties agree to the change.

The Company entered into a second agreement with Donald Dayer, a significant shareholder, for services related to a Section 506 Regulation D offering. The agreement states the shareholder is to receive a commission of twenty five percent (25%) for all funds raised by him through the offering.

The Company had paid $135,610 to Donald Dayer during the year ended December 31, 2001 and $2,260,805 in total for both agreements through June 30, 2001. The payments for the 25% agreement, which totaled $1,046,669, were offset against the proceeds from the offering.

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

The  Company  is  making  payments related to a lease agreement which has George
Tannous and Affiliates (GTA), a related party, as the leasee. The lease agreement is for office space located at three locations in Tujunga, California. The lease agreement is for five (5) years beginning on April 1, 1999 and ending March 31, 2004. Monthly payments are scheduled for $2,200 for the first 24 months and monthly payments of $2,400 for the remaining 36 months. The Company had expensed $21,600 for the year ended December 31, 2001. In October 2001, the related party amended the agreement to add warehouse space, parking space, and additional office space. The terms of the amendment are for 42 monthly payments of $3,180, ending on March 31, 2005. The Company has a deposit of $2,980 related to this agreement. During the year ended December 31, 2001, the Company expensed $9,540 related to the amended agreement.

The Company is leasing office space located in Tujunga, California which is owned by an officer/shareholder. The Company is paying $1,300 per month and is on a month to month arrangement. The Company expensed $15,600 related to this agreement.

The Company is leasing two public storage spaces on a month to month basis. The Company is making payments of $79 and $109 per month for a total of $188 monthly for use of these storage spaces.


                                BIDBAY.COM, INC.

                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE  13  -  RELATED  PARTY  TRANSACTIONS  [Continued]

Related Party Payable - At December 31, 2000, the Company owed an officer/shareholder of the Company and a company controlled by the same officer/shareholder $394,475. During the year ended December 31, 2001, the Company reduced this liability by transferring $45,045 of promotional inventory and increased the liability by transferring $20,533 associated with the promotional inventory to the officer/shareholder. The Company received advances from the officer, made payments for personal expenses, and made payments on the liability for a net increase of $2,267,194. The Company accrued $80,000 of unpaid compensation to the officer for services provided during the year ended December 31, 2001. At December 31, 2001 the balance owed to the officer/shareholder and the company controlled by him, was $2,717,157. [See Note 6]

Related Companies - During the year ended December 31, 2001, the Company received net advances of $549,480 from two companies related through common control. The Company also entered into agreements with each company, BidbayEurope.com and BidbayAustrilia.com, for consulting services to be provided by the Company. The agreements were for $1,000,000 each for a total of $2,000,000 over an unspecified period. [See Note 6]

Compensation to officers - For the year ended December 31, 2001, the Company paid cash compensation to its officers totaling $77,200 and accrued $80,000 in unpaid compensation.

Advertising Revenue and Agreements - The Company has entered into various agreements with Speedy Click, an entity which is a shareholder of the Company, including advertising agreements. [See note 8]

Consulting - During the year ended December 31, 2001, the Company paid $8,000 to a shareholder for consulting services related to maintenance and minor enhancements of the Company's website.

The Company paid a relative of an officer of the Company $26,178 for consulting and other services for the year ended December 31, 2001.

NOTE  14  -  COMMITMENTS  AND  CONTINGENCIES

Securities Litigation - On August 22, 2000, the State of Pennsylvania issued against the Company and Donald Dayer a summary order to cease and desist from offering and selling the Company securities within the Commonwealth of Pennsylvania in violation of the Pennsylvania Securities Act of 1972.
Pennsylvania claimed that the securities were sold by a person or persons who were not licensed to sell securities within the state. Pennsylvania further alleged that the Company had omitted material facts from its offering materials.

The Pennsylvania Securities Commission, on December 31, 2000, filed a complaint alleging that the Company, Dayer, and another individual continued to offer for sale the securities of the Company in violation of the cease and desist order. Sales of the Company securities were made to three Pennsylvania residents for a total of $25,000 in proceeds. Each violation could result in civil penalties not to exceed $10,000 plus court costs.


                                BIDBAY.COM, INC.

                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE  14  -  COMMITMENTS  AND  CONTINGENCIES  [Continued]

In March 2001, the Company negotiated a settlement with the Pennsylvania Securities Commission. The settlement with the Pennsylvania Securities
Commission included a Consent to Permanent Injunction which contained various conditions. The Company paying $3,000 in civil penalties, $1,000 in court costs and offering rescission to the three Pennsylvania residents who bought the Company's securities. Only one investor requested a rescission of their investment, wherein the Company paid $4,000 plus $126 for interest for a total of $4,126. The other two investors requested to keep the securities purchased from the Company.

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

The Company disputes the following assertions, but it is possible that the issuance of shares described above may have violated provisions of the federal and state securities laws which may result in purchasers seeking to return their shares for cash. There can be no assurance that the SEC or applicable state authorities will not pursue any enforcement action. At December 31, 2001, the Company has reclassified $4,397,693 in proceeds received from sale of preferred stock as preferred stock subject to potential rescission.

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


                                BIDBAY.COM, INC.

                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE  14  -  COMMITMENTS  AND  CONTINGENCIES  [Continued]

Consultant Agreement - The Company had entered into an agreement with Donald Dayer ("Dayer") wherein the Company had agreed to compensate Dayer one million five hundred thousand dollars for his assistance in developing the Company's business. Mr. Dayer received 29% from every dollar that was generated into the Company whether it is in the form of revenue or capital investment. The Company had also entered into an agreement with Dayer wherein Dayer would market preferred and/or common stock of the Company offered through a Regulation D offering. Dayer was to receive 25% on all sales made by him including any resales after initial sales. This agreement only applies to funds raised privately by the Company that are assisted by Dayer and do not apply to any future public stock offerings the Company may undertake. As a result of the two agreements above, Donald Dayer received a total of 54% of the proceeds from the Regulation D stock offering. The Company terminated consulting agreements with Mr. Dayer and began legal proceedings against him in June 2001.

Litigation - Donald Dayer - In June 2001, the Company brought suit against Mr. Dayer, a consultant who had assisted the Company with a private placement of stock and business development. The Company contends that Mr. Dayer misrepresented himself as a licensed securities broker. The Company is seeking a refund of all proceeds paid to Mr. Dayer, which is approximately $2,200,000. Mr. Dayer filed a cross-complaint against the Company and its president alleging an offset for payments made by Mr. Dayer to the Company. Legal counsel for the Company is unable to estimate the likelihood of the outcome of these complaints. The Company has not accrued any loss contingencies associated with the cross-complaint by Mr. Dayer.

Litigation - Former Employee - The Company had been named as a co-defendant in a lawsuit involving a former employee of the Company. The President, other business entities of the President and the Company were named in the suit. The former employee alleged that the Company violated terms of an agreement with the former employee by terminating employment without cause. The former employee had made claims that the Company and its President made false accusations of racism and involvement in hate crimes of an undisclosed nature. The Company filed suit against the same former employee alleging that the former employee gained illegal access to certain of the Company's proprietary intellectual information for the purpose of doing harm to the Company and to steal customers from the Company. During April 2001, the Company negotiated a settlement by paying $30,000 cash and in May 2001, issuing 100,000 shares of the Company's common stock to the former employee and his attorney as full settlement of this liability.

Litigation - ISP Bridges - The Company entered into an agreement with ISP Bridges wherein ISP Bridges would provide the Company with market makers upon the Company becoming effective with the SEC. ISP Bridges was to also provide a business plan in exchange for cash and common stock of the Company. The Company cancelled the agreement and demanded a reimbursement of advance payments made to ISP Bridges upon ISP Bridges failing to provide proof of progress on the business plan. Legal counsel for the Company is unable to estimate the likelihood of the outcome of this complaint.

Litigation - eBay - During the year ended December 31, 2001, the Company was named in a lawsuit by eBay Inc. eBay claimed trademark infringement by use of the word "bay" in its title and displaying a rainbow colored logo on its website to give users a sense of its similarity to eBay. Subsequent to December 31, 2001, the Company settled the complaint with eBay. [See Note 18]


                                BIDBAY.COM, INC.

                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE  14  -  COMMITMENTS  AND  CONTINGENCIES  [Continued]

Negotiations - Speedy Click - In June 2001, the Company began negotiations with Speedy Click concerning the agreements for delivery of registered users. The Company believes Speedy click breached its agreement by not providing all the registered users agreed to be delivered. The Company sought a settlement with Speedy Click and in November 2001, cancelled 1,358,847 shares of common stock and cancelled the stock subscription which the Company had established upon original issuance of common and preferred stock. It is possible the Speedy Click may seek to legal action in order to have the common stock reissued. Management is confident in a positive outcome in the favor of the Company if such action is brought by Speedy Click due to Speedy Click's non-performance and non-consideration of the agreements which the Company had originally issued stock.

Advertising Agreements - In its normal course of business, the Company enters into agreements to sell advertising as well as agreements to purchase advertising. These commitments are for varying lengths of time but generally no longer than six months.

NOTE  15  -  INCOME  TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. The Company has a net operating loss carryover of approximately $7,867,000 at December 31, 2001.

At December 31, 2001 and 2000, the total of all deferred tax assets were approximately $4,791,000 and $2,467,000 respectively. The total of all deferred tax liabilities were $0 and $0, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance of approximately $4,791,000. The net change in the valuation allowance during the year ended December 31, 2001 was an increase of $2,324,000.

     The temporary differences gave rise to the following deferred tax asset (liability):

                                             December 31,
                                                 2001
                                             ___________
     Excess of tax over financial
       accounting depreciation               $ 1,619,282
     Contribution carryover                        3,479
     Allowance for bad debt                       20,905
     Net operating loss carryover              3,133,401
     Contingent liabilities                       13,941


                                BIDBAY.COM, INC.

                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE  15  -  INCOME  TAXES  [Continued]

The components of federal income tax expense from continuing operations consisted of the following for the year ended:


                                                 December 31,
                                                     2001
                                                 _____________
  Current income tax expense:
    Federal                                      $         -
    State                                                  -
                                                 _____________
  Net current tax expense                        $         -
                                                 _____________

  Deferred tax expense (benefit) resulted from:
  Excess of tax over financial accounting
    depreciation                                 $(1,473,532)
  Contribution carryover                              (2,178)
  Net operating loss                              (1,272,029)
  Valuation allowance                              2,323,543
  Allowance for bad debts                            (20,905)
  Deferred Income                                     48,792
  Contingent Liabilities                             (13,941)
  Compensation                                       410,250
                                                 _____________
  Net deferred tax expense                       $         -
                                                 =============


Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows for the year ended:

                                                    December  31,
                                                        2001
                                                    _____________
     Computed tax at the expected
       federal statutory rate                           34.00%
     State income taxes, net of federal benefit          5.83
     Valuation allowance                               (39.72)
     Other                                                .11
                                                    _____________
     Effective income tax rates                           -
                                                    =============


                                BIDBAY.COM, INC.

                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE  16  -  EARNINGS  (LOSS)  PER  SHARE

The following data show the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for:


                                             For  the          From Inception on
                                            Year Ended             December 21,
                                            December 31,           1999 Through
                                     __________________________    December 31,

                                        2000           1999           2000
                                    _____________  ____________   _____________

  Net (loss) available to common
    shareholders                    $ (6,307,927)  $(11,031,166)  $(17,378,125)
                                    _____________  ____________   _____________

  Basic weighted average number of
    common shares outstanding
    used in earnings (loss) per
    share during the period           52,248,098     50,674,640     51,441,855
                                    _____________  ____________   _____________



Diluted earnings (loss) per share were not presented as its effect would be anti-dilutive. At December 31, 2001, the Company had options to purchase 82,000 shares of common stock with exercise prices ranging from $5.00 to $10.00 per share and 1,959,077 shares of convertible preferred stock outstanding. At December 31, 2000, the Company had options to purchase 242,000 shares of common stock at an exercise price of $5.00 per share and 1,933,077 shares of convertible preferred stock outstanding

NOTE  17  -  CONCENTRATIONS

For the year ended December 31, 2001, the Company recognized $122,500 in revenues from banner ads and $300,000 in insertion orders from Network Commerce, Inc. (aka Speedy Click). For the year ended December 31, 2000, the Company recognized $100,000 in revenues from insertion orders from Network Commerce. The totals of $422,500 and $100,000 represented 70% and 43% of the total revenues for the years ended December 31, 2001 and 2000, respectively.

NOTE  18  -  SUBSEQUENT  EVENTS

Proposed Public Stock Offering - The Company was making a public offering of 6,000,000 shares of its previously authorized but unissued common stock and 234,000 shares previously issued and outstanding owned by officers, directors, employees and a consultant of the Company. This offering was registered with the Securities and Exchange Commission on Form SB-2. An offering price of $10 per share had been arbitrarily determined by the Company. In February 2002, Company withdrew its SB-2 registration statement.


                                BIDBAY.COM, INC.

                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE  18  -  SUBSEQUENT  EVENTS  (Continued)

Litigation - eBay - During the year ended December 31, 2001, the Company was named in a lawsuit by eBay Inc. eBay claimed trademark infringement by use of the word "bay" in its title and displaying a rainbow colored logo on its website to give users a sense of its similarity to eBay. In February 2002 the Company settled the lawsuit with eBay, wherein the Company was required to cease use of the word/mark "Bidbay" or any variations thereof, cease use of the web address, and transfer ownership of the domain name "www.Bidbay.com" to eBay. The Company's new domain name may not contain the word "bay" or any name confusingly similar to eBay. Also, the Company may not adopt a logo that is confusingly similar to eBay. The Company is also required to withdraw certain trademark applications in a timely manner. The Company agreed to pay a nominal amount to eBay which does not materially impact the financial condition of the Company.

Name Change - Pursuant to the settlement of the litigation with eBay, in February 2002, the Company's board of directors resolved to change the name of the corporation to Auctiondiner.Com, Inc. The Company anticipates filing amended articles of incorporation for the name change within the next few months.



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no changes in or disagreements with our accountants on accounting or financial disclosures during the fiscal year ended December 31, 2001.

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors  and  Executive  Officers

The  following  persons are the current executive officers and directors of
BidBay.com:


NAME                   AGE       POSITION(S)

George Tannous         44        director, president and chief executive officer
Yvonne Van Hoek        35        director and vice president
Wester Cooley          68        director
Fredrick Grossi        47        chief financial officer


Directors  are  elected  by  the  shareholders  annually.

George Tannous, EA, is a former IRS Agent who specializes in taxation and related financial matters. He graduated with honors from Regis University in Denver, Colorado, and owned and operated several diverse businesses before joining the Internal Revenue Service. From 1995 to the present, Mr. Tannous has been the president of George Tannous & Affiliates Inc., a tax consulting and preparation firm. In January, 2000, he also became the chief executive officer and a director of BidBay.com, positions which he continues to hold. Mr. Tannous has lectured extensively at the college level on career planning in the areas of taxation and financial issues, and how they impact individuals, partnerships, and corporations. He has been honored by the IRS with certificates of merit for his work with the elderly and indigent, and for his work with the victims of the Los Angeles riots.

Mr. Tannous, together with George Tannous & Affiliates, a tax preparation and consulting firm principally owned by George Tannous, are the subject of a cease and refrain order issued in April, 1999 by the California Department of Corporations. The basis of the order was the use by third parties of the name George Tannous & Affiliates in offering tax preparation and consulting services to the public without having filed a franchise application with the California Commissioner of Corporations. The cease and refrain order required that: (1) Mr. Tannous and George Tannous & Affiliates refrain from offering in California any franchises, including George Tannous & Affiliates franchises, unless such franchises are registered under the California Franchise

Investment Law, and (2) Mr. Tannous and George Tannous & Affiliates offer rescission to four individuals who purchased franchises/licenses to operate an affiliate office of George Tannous & Affiliates. Mr. Tannous and George Tannous & Affiliates complied fully with the order.

Yvonne Van Hoek is a licensed tax preparer through the State of California. From 1995 through September 1998, she was the assistant manager of accounting division for Crestview Medical Group. From September, 1998, through January, 2000, she was a certified tax preparer for George Tannous & Affiliates Inc. From January, 2000, to the present she has been a director and a vice president of BidBay.com.

Wester Cooley is a former United States Congressman serving from 1995 to 1997 as Congressman for the 2nd district of Oregon. From 1997 to the present has been self employed in real estate development and investment. In January, 2000, he became a director and a vice president of BidBay.com, positions which he continues to hold. Prior to 1995 he served as a State Senator from the state of Oregon. Mr. Cooley has held the position of Vice President of Regulatory affairs with Viratek, Inc.

Fredrick Grossi, EA, is an Enrolled Agent with the Department of Treasury. From 1995 to the present he has been the president of Grossi & Associates, a company engaged in the business of tax preparation and representation. In December, 2000, he became the chief financial officer of BidBay.com. Fred has held the position of chief financial officer for Teletron, Inc., a telecommunications company which has now gone into bankruptcy.

Promoters  and  Control  Persons

In addition to George Tannous who is a director and executive officer of BidBay.com, Donald Dayer has been a promoter and control person of BidBay.com. Mr. Dayer owns 19.2% of the issued and outstanding stock of BidBay.com though the Company has instigated legal action to have that stock cancelled. Mr. Dayer has never been an officer, director or employee of BidBay.com. Rather, his services for BidBay.com have been rendered pursuant to contracts with BidBay.com in his capacity as an independent contractor.

Since 1996 to the present, Mr. Dayer has been self employed as a consultant to businesses in business development, marketing and in raising capital. Mr. Dayer is the subject of an injunction obtained by the Federal Trade Commission (FTC)
in the U.S. District Court for the Central District of California for allegations tied to the fraudulent telemarketing of investments in Federal Communications Commission (FCC) paging licenses (FTC Injunction). The FTC Injunction final order restrains Dayer from "the advertising, promotion, offering for sale or sale of any application preparation service for licenses issued by the FCC, any investment, or any telemarketed product or any telemarketed service related in any way to any license issued by the FCC ." Accordingly, the FCC Injunction relates only to FCC licenses. We believe his activities for BidBay.com were not in violation of the FCC Injunction.

Section  16(a)  Beneficial  Ownership  Reporting  Compliance

The following persons have failed to file, on a timely basis, the identified reports required by section 16(a) of the Exchange Act during the most recent fiscal year.


--------------------------------------------------------------------------------
Name and                  Number         Transactions          Known Failures
principal                 of Late        Not Timely            To File a
position                  Reports        Reported              Required Form
--------------------------------------------------------------------------------

George Tannous,           1 (Form 3)         0                       0
Director, President,
and CEO

Yvonne Van Hoek,
Director, And             1 (Form 3)         0                       0
Vice President

Wester Cooley,
Director                  1 (Form 3)         0                       0

Fredrick Grossi,          1 (Form 3)         0                       0
Chief Financial
Officer

--------------------------------------------------------------------------------


Item  10.  Executive  Compensation

The following table sets forth certain information as to our Chief Executive Officer and the highest paid officers and directors for our last fiscal years ended December 31, 2001 and December 31, 2000. No other compensation was paid to any officers or directors during these time periods.


                           Annual Compensation Table
--------------------------------------------------------------------------------
                         Annual Compensation       Long Term Compensation
                    ----------------------------  ------------------------
                                          Other                             All
                                          Annual                           Other
                                            Com-                            Com-
                                            pen-  Restricted                pen-
                     Fiscal                 sa-   Stock   Options/  LTIP    sa-
Name      Title      Year  Salary   Bonus   tion  Awarded SARs*(#)payouts($)tion
----      -----      ----  ------   -----  ------ ------- ------- --------- ----
George    CEO,       2001  $80,000    0      0       0       0        0       0
Tannous   President  2000  $79,000    0      0       0       0        0       0
(1)       and
          Director

Yvonne    Vice       2001  $41,200    0      0       0       0        0       0
Van Hoek  President  2000  $33,458    0      0       0    44,000      0       0
(2)       and
          Director

Wester    Director   2001  $24,000    0      0       0       0        0       0
Cooley               2000   16,000    0      0       0    44,000      0       0
(2)

Fredrick  Chief      2001  $12,000    0      0       0       0        0       0
Gossi     Financial  2000        0    0      0       0       0        0       0
          Officer


(1) The salary for Mr. Tannous for the year 2001 in the amount of $80,000 was accrued and not paid.

(2) The options awareded to Ms. Van Hoek and Mr. Cooley during 2000 are for the purchase of common shares of the Company at an exercise price of $5.00 per share.

Item  11.     Security  Ownership  of  Certain  Beneficial Owners and Management

The following table sets forth as of March 27, 2002, the number and percentage of the outstanding shares of common stock which, according to the information supplied to BidBay, were beneficially owned by (i) each person who is currently a director of BidBay, (ii) each executive officer, (iii) all current directors and executive officers of BidBay as a group and (iv) each person who, to the knowledge of BidBay is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.


                  Name and address            Amount of              Percent
Title of class    of beneficial owner         beneficial ownership   of class(1)
--------------    -------------------         --------------------   -----------

Common Stock      George Tannous &            30,000,000 shares(2)        58.8%
                  Affiliates Inc.
                  7209 Foothill Blvd.
                  Tujunga, CA  91042

Common Stock      George Tannous              23,224,578 shares(3)        45.5%
                  7209 Foothill Blvd.
                  Tujunga, CA  91042

Common Stock      Donald Dayer                 9,800,900 shares           19.2%
                  9925 Commerce Ave.
                  Tujunga, CA  91042

Common Stock      Yvonne Van Hoek                374,000 shares            *(6)
                  7209 Foothill Blvd.
                  Tujunga, CA  91042

Common Stock      Wester Cooley                  377,500 shares            *(6)
                  7209 Foothill Blvd.
                  Tujunga, CA  91042

Common Stock      Fredrick Grossi                      0                    0
                  7209 Foothill Blvd.
                  Tujunga, CA  91042

Common Stock      All Officers and            23,976,078 shares           47.0%
                  Directors as a Group
                  that consists of four
                  people


(1) The percent of class is based on 51,051,103 shares of common stock issued and outstanding as of December 31, 2001.
(2) The shares held by George Tannous & Affiliates Inc. are voted by George Tannous.
(3) Mr. George Tannous holds a 60% ownership interest in George Tannous & Affiliates Inc. The figures noted acknowledge the beneficial interest by Mr. Tannous of 18,000,000 common shares in BidBay.com held by George Tannous & Affiliates Inc.
(4) 44,000 of the shares referenced as belonging to Ms. Van Hoek are actually options to purchase such shares.
(5) 44,000 of the shares referenced as belonging to Mr. Cooley are actually options to purchase such shares.
(6)     Percentage  is  less  than  1%.

Item  12.  Certain  Relationships  and  Related  Transactions.

Real  Estate  Leases  with  Related  Parties
--------------------------------------------

The Company is renting its headquarters on a month to month basis from George Tannous & Affiliates Inc., a corporation whose majority shareholder is George Tannous, a director and the chief executive officer of BidBay.com. Rent paid on the present space is $3,180 per month. The offices are located at 7209 Foothill Blvd., Tujunga, CA 91042. George Tannous & Affiliates Inc. does not own the property but has occupancy rights in the property by virtue of a lease that expires March 31, 2005. The amount paid by BidBay.com for the space is the exact amount George Tannous & Affiliates Inc. is obligated for on the underlying lease.

From October 26, 1999 to October 25, 2000, the Company made payments related to a lease agreement which had George Tannous, a related party, as the lessee. The lease agreement was for office space located in Las Vegas, Nevada. The lease was for one year beginning October 26, 1999 and ending October 25, 2000. Payments were scheduled for $795 due monthly. The Company had expensed $3,409 for the year ended December 31, 2000. The lease ended on October 25, 2000, and was not renewed.

From March 1, 2000, to February 28, 2001, the Company made payments related to a lease agreement which had George Tannous, a related party, as the lessee. The lease agreement was for office space located in Tujunga, California. The lease was for one year beginning March 1, 2000 and ending February 28, 2001. Payments were scheduled for $700 due monthly. The Company had made one lump sum payment of $9,100 during the year ended December 31, 2000. The lease ended on February 28, 2001, and was not renewed.

From April 30, 2000, to April 20, 2001, the Company made payments related to a lease agreement which had George Tannous, a related party, as the lessee. The lease agreement was for storage space located in Tujunga, California. The lease was for approximately one year beginning April 30, 2000 and ending April 20, 2001. Payments were scheduled for $50 due monthly. The Company had made one lump sum payment of $600 during the year ended December 31, 2000. The lease ended on April 20, 2001, and was not renewed.

From September 10, 1999, to September 9, 2001, the Company make payments related to a lease agreement which had George Tannous, a related party, as the lessee. The lease agreement was for office space located in Westwood, California. Payments were scheduled for $3,500 due monthly for the first twelve months, and $4,625 due monthly for the last twelve months. The lease ended on September 9, 2001, and was not renewed.

For properties listed above in this section, payments were made to third party property owners and no moneys were paid to George Tannous or George Tannous & Affiliates. BidBay.com has kept only the lease described in the first paragraph under this section and allowed the others to lapse as their respective terms ended. Management believes that each lease is or was on terms comparable with those that could have been reached with an unaffiliated third party.

Transactions  with  Donald  Dayer
---------------------------------

On or about November 19, 1999, the Company entered into an agreement with Donald Dayer, a related party stockholder, to compensate Mr. Dayer for business development services including, but not limited to incorporation, advertising, marketing, technical, site services, and user acquisition. The agreement states that Mr. Dayer will receive twenty-nine (29%) of all funds received, whether in the form of revenue or capital investment, until $1,500,000 is paid to the shareholder. The $1,500,000 may be increased or decreased if both parties agree to the change. The $1,500,000 that may be paid under this contract is in addition to any money that may be paid under the contract entered into on or about December 31, 1999, described in the following paragraph. The contract was terminated on or about March 31, 2001. $1,214,136 was allegedly earned by Mr. Dayer under the contract. Mr. Dayer has been instrumental in the development of our business. In hind sight, however, management believes that these arrangements for business development could have been arranged on more favorable terms with unaffiliated third parties. However, we do not know what terms or arrangements could have been obtained for like services from unaffiliated third parties.

On or about December 31, 1999, the Company entered into an agreement with Donald Dayer, a related party stockholder, to compensate Mr. Dayer for services performed in reference to raising capital pursuant to the Regulation D, Section 506 private placement offering. The agreement states that Mr. Dayer will receive a monetary commission of twenty five percent (25%) on all sales made by him. The contract was terminated on or about March 31, 2001. $1,046,669 was allegedly earned by Mr. Dayer
under  the  contract.   The  agreement  also  states  that  the contract may be
canceled by each party upon written notice. Management believes that these arrangements with Mr. Dayer for raising money were on terms comparable with those that could have been reached with an unaffiliated third party.

The decision to form BidBay.com and the development of the business plan was a joint effort between Mr. George Tannous and Mr. Donald Dayer. George Tannous had the ability to put together a physical location for BidBay.com and to staff and manage the day to day operations of the business. Donald Dayer had the ability to raise money and to promote the business in order to establish a user base for the web site. It was determined that George Tannous would be the principal shareholder of BidBay.com. BidBay.com then entered into two contracts as described above with Donald Dayer. The first contract provided Mr. Dayer with 29% of all money raised for promoting the business and developing the user base. The second contract provided Mr. Dayer with a 25% commission for all money raised. Mr. Dayer's involvement with BidBay.com is now limited to that of a shareholder owning 19.2% of our capital stock, which ownership we are now disputing. At December 31, 2001, Mr. Dayer had received advances in excess of the amounts due him under the two contracts resulting in a receivable of $171,308 due BidBay.com from Mr. Dayer. BidBay.com has been forced to bring legal proceedings against Mr. Dayer in an attempt to collect that receivable.

Legal proceedings brought by BidBay.com against Mr. Dayer also allege that the contracts were fraudulently induced by Mr. Dayer by false representations that he was licensed to sell securities and other false representations. It is BidBay.com's position that Mr. Dayer is not entitled to any compensation under the contracts. At the present time it appears doubtful BidBay.com will be successful in its attempts to collect any money from Mr. Dayer.

Transactions  with  George  Tannous
-----------------------------------

Mr. Tannous has made various loans to BidBay.com to cover expenses during periods of cash shortages. At December 31, 2001, the net amount owed to Mr.
Tannous or to George Tannous & Affiliates, Inc., taking into account all his transactions, total in the aggregate $2,637,157.

During our Regulation D, Section 506 private placement offering, the Company received proceeds from approximately seventy non-accredited investors in excess of the allowed numbers. The Company gave these investors the option to have their money refunded or to purchase common stock from Mr. George Tannous or George Tannous & Affiliates. These non-accredited investor proceeds of $80,500 and $202,674 were reclassified to related party payable for Mr. Tannous and George Tannous & Affiliates, respectively.

Mr. Tannous has obtained from the Company a franchise to develop an Auctiondiner Caf . The terms and conditions of the franchise arrangement are the same as the Company would extend to any outside third party.

Transactions  with  Promoters
-----------------------------

Mr. Tannous and Mr. Dayer discussed above were the two promoters of our Company. Mr. Tannous originally acquired 10,000,000 shares of our common stock at a price of $0.001 per share. Mr. Tannous provided services valued at $10,000 for these shares. In addition, Donald Dayer acquired 10,000,000 shares of our common stock at a price of $0.001 per share at the inception of BidBay.com. Mr. Dayer also provided services valued at $10,000 for these shares. Mr. Tannous and Mr. Dayer working together originated the idea for BidBay.com. Pre-incorporation activities included all investigation and research about systems and processes needed to create and implement an online auction site. Each invested 200 hours valued at $50.00 per hour in these activities for total consideration of $10,000 each. The other 30,000,000 in common shares issued at the inception of BidBay.com was issued to George Tannous & Affiliates Inc. at a price of $0.001 per share and was paid for by website software valued at $11,000 that was contributed to BidBay.com and by services rendered to BidBay.com. Mr. George Tannous owns 60% of George Tannous & Affiliates Inc.

Transactions  with  related  corporations
-----------------------------------------

During the fiscal year ended December 31, 2001, BidBay.com entered into contracts with BidbayEurope.com Inc., a Nevada corporation, and with BidbayAustralia.com Inc., a Nevada corporation pursuant to which BidBay.com would provide $1,000,000 in consulting services to each company for website and business development. Both companies are related to BidBay.com in that each officer and director of the two companies is also an officer or a director of BidBay.com. Also, all shareholders of the two companies are also shareholders of BidBay.com. During the fiscal year ended December 31, 2001, these companies made advance payments to BidBay.com under their contracts totaling $550,480. BidBay.com has paid $1,000 in expenses for the two companies leaving a balance of $549,480.

Transaction  with  Director
---------------------------

On February 12, 2002, BidBay.com entered into a memorandum agreement with Wester Cooley, a director of the Company, for the sale by the Company to Mr. Cooley of a search engine called Askgt.com that had been developed by BidBay.com. Mr. Cooley agreed to pay $2,000,000 for the search engine payable in weekly installments of $50,000. The Company has agreed to host the search engine for no additional charge for up to six months from the date of contract. Management believes it could not have obtained better terms for the sale from any independent third party. The parties will enter into a definitive agreement for the sale. In the mean time, Mr. Cooley has agreed to commence making the monthly payments.

                                     PART IV

Item  13.  Exhibits  and  Reports  on  Form  8-K

Exhibits
--------

Exhibit No.

    3.1     Articles  of  Incorporation(1)
    3.2     By-Laws(1)

(1)  Previously  filed  as  an exhibit to the Company's Form SB-2 on January
     16, 2001.

Reports  on  Form  8-K
----------------------

None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BidBay.com,  Inc.,  a  Nevada
                              corporation

                              By: /s/ George Tannous
                                  ---------------------------------
                                  George Tannous
                                  Principal Executive Officer

                              Date:  March 28, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                  /s/ George Tannous
                                  ---------------------------------
                                  George Tannous
                                  Director
                                  Principal Executive Officer
                                  Principal Accounting Officer
                                  March 28, 2002


                                  /s/ Yvonne Van Hoek
                                  ---------------------------------
                                  Yvonne Van Hoek
                                  Director
                                  March  28,  2002


                                  /s/ Wester Cooley
                                  ---------------------------------
                                  Wester Cooley
                                  Director
                                  March 28, 2002


                                  /s/ Fredrick Grossi
                                  ---------------------------------
                                  Fredrick Grossi
                                  Principal Financial Officer
                                  March 28, 2002