Form 10QSB
period 2002-03-31
BIDBAY COM INC
filed 2002-05-15
CIK 1126021

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  March  31,  2002

[  ]    Transition  Report  pursuant  to 13 or 15(d) of the Securities Exchange
        Act  of  1934

        For  the  transition  period  from          to

Commission  File  Number:  000-33331
                           ---------

                             AUCTIONDINER.COM, INC.
                             ----------------------
        (Exact name of Small Business Issuer as specified in its charter)


Nevada                                        95-4814876
------                                        ----------
(State  or  other  jurisdiction  of           (IRS  Employer
incorporation  )                              Identification  No.)

7209  Foothill  Blvd.
Tujunga,  California                          91042
--------------------------                    -------

(Address  of  principal  executive  offices   (Zip  Code)
                                              ------------
Issuer's  telephone  number,
 including  area  code                        (818)  951-5755
                                              ----------------

                        N/A: Unchanged since last report
                        --------------------------------
          (Former  name, former address and former fiscal year,
                      if changed since last  report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days    [X  ]  Yes    [  ]  No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 51,051,103 shares of Common Stock as of March 31, 2002.

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                             AUCTIONDINER.COM, INC.
                           (Formerly Bidbay.com, Inc.)


                    UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                             AUCTIONDINER.COM, INC.
                           (Formerly Bidbay.com, Inc.)

                                    CONTENTS






                                                                 PAGE
                                                                 ----


-     Unaudited  Condensed  Balance  Sheets,
        March 31, 2002 and December 31, 2001                     F-2 - F-3


-     Unaudited  Condensed  Statements  of  Operations,
        for the three months ended March 31, 2002 and
        2001                                                     F-4 - F-5


-     Unaudited  Condensed  Statements  of  Cash  Flows,
        for the three months ended March 31, 2002 and
        2001                                                     F-6 - F-7


-     Notes to Unaudited Condensed Financial Statements          F-8 - F-29

                            AUCTIONDINER.COM,  INC.
                         (Formerly  Bidbay.com,  Inc.)

                       UNAUDITED CONDENSED BALANCE SHEETS

                                     ASSETS



                                                     March 31,    December 31,
                                                       2002           2001
                                                    ------------  ------------
CURRENT ASSETS:
  Cash                                               $   144,794  $   48,464
  Accounts receivable - trade, net of $5,000 and
    $52,485 allowance, respectively                       18,386       7,376
  Employee receivable                                      3,100       3,669
  Related party receivable                             1,587,235           -
  Promotional inventory                                        -       2,500
  Prepaid expenses                                         5,000           -
                                                     -----------  -----------
    Total Current Assets                               1,758,515      62,009

PROPERTY AND EQUIPMENT, net                              408,141     413,818

INTANGIBLE ASSETS:
  Registered user names, net                              58,630   1,116,629

OTHER ASSETS                                                 980         980
                                                     -----------  -----------
                                                       2,226,266  $1,593,436
                                                     ===========  -----------





                                   [Continued]

                            AUCTIONDINER.COM,  INC.
                         (Formerly  Bidbay.com,  Inc.)

                   UNAUDITED CONDENSED BALANCE SHEETS [Continued]

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                       March  31,   December 31,
                                                          2002          2001
                                                      ------------  ------------
CURRENT LIABILITIES:
  Accounts payable                                    $     30,962  $    57,691
  Advances from related parties                          3,645,300    3,266,637
  Investor deposits                                         58,000       58,000
  Accrued expenses                                          32,376       56,511
  Installment payable                                       30,987       30,987
                                                      ------------  ------------
    Total Current Liabilities                            3,797,625    3,469,826
                                                      ------------  ------------

STOCK SUBJECT TO POTENTIAL RESCISSION
  10% convertible redeemable Preferred stock,
    $.001 par value, 10,000,000 shares authorized,
    1,759,077 shares issued and outstanding              4,397,693    4,397,693
                                                      ------------  ------------

STOCKHOLDERS' EQUITY (DEFICIT):
  10% convertible redeemable Preferred stock,
    $.001 par value, 10,000,000 shares authorized,
    200,000 shares issued and outstanding                      200          200
  Common stock, $.001 par value, 100,000,000
    shares authorized, 51,051,103 shares issued
    and outstanding                                         51,051       51,051
  Capital in excess of par value                         5,778,029    5,778,029
  Deficit accumulated during the
    development stage                                  (11,798,332) (12,103,363)
                                                      ------------  ------------
     Total Stockholders' Equity (Deficit)               (5,969,052)  (6,274,083)
                                                      ------------  ------------
                                                      $  2,226,266  $ 1,593,436
                                                      ============  ============




Note: The Balance Sheet as of December 31, 2001 was taken from the audited financial statements at that date and condensed.

     The accompanying notes are an integral part of these unaudited condensed financial statements.


                          AUCTIONDINER.COM,  INC.
                       (Formerly  Bidbay.com,  Inc.)

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                            For  the  Three
                                             Months  Ended
                                               March  31,
                                      ----------------------------
                                           2002           2001
                                      ---------------  -----------
REVENUE, net                          $       24,624   $  291,086
                                      ---------------  -----------

EXPENSES:
  Business development                         1,304      172,635
  Advertising                                 70,805       30,332
  Promotion                                    1,296       28,626
  Payroll expenses                           193,468      181,440
  Amortization and depreciation               29,801      468,659
  General and administrative                 363,935      231,621
                                      ---------------  -----------
    Total Expenses                           660,609    1,113,313
                                      ---------------  -----------
 (LOSS) FROM OPERATIONS                     (635,985)    (822,227)
                                      ---------------  -----------

OTHER INCOME (EXPENSES):
  Interest (expense)                          (1,025)    (137,500)
  Gain on sale of asset                    2,000,000            -
  Other income                                    40            -
  Other expense                                    -         (240)
                                      ---------------  -----------
    Total Other Income (Expenses)          1,999,015     (137,740)
                                      ---------------  -----------

INCOME (LOSS) BEFORE INCOME TAXES          1,363,030     (959,967)
                                      ---------------  -----------
CURRENT TAX EXPENSE                                -            -

DEFERRED TAX EXPENSE                               -            -
                                      ---------------  -----------
INCOME (LOSS) FROM OPERATIONS
  BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE                     1,363,030     (959,967)
                                      ---------------  -----------
CHANGE IN ACCOUNTING PRINCIPLE:
  SFAS No. 142 impairment loss (net
  of $0 in income taxes)                  (1,057,999)           -
                                      ---------------  -----------

NET INCOME (LOSS)                     $      305,031   $ (959,967)
                                      ---------------  -----------




                                   [Continued]

                           AUCTIONDINER.COM,  INC.
                       (Formerly  Bidbay.com,  Inc.)

            UNAUDITED CONDENSED STATEMENTS OF OPERATIONS [Continued]

                                                  For  the  Three
                                                   Months  Ended
                                                     March  31,
                                            -----------------------------
                                                 2002            2001
                                            ---------------  ------------
NET INCOME (LOSS)                           $      305,031   $  (959,967)
                                            ---------------  ------------
DIVIDENDS:
  Dividends declared and intrinsic
   value of the beneficial conversion
   feature of convertible preferred stock
   anagolous to a dividend                               -      (165,000)
                                            ---------------  ------------
NET INCOME (LOSS) AVAILABLE TO
  COMMON SHAREHOLDERS                       $      305,031   $(1,124,967)
                                            ---------------  ------------
  Income (loss) from continuing
    operations                              $          .03   $      (.02)
  Change in accounting principle                      (.02)            -
  Dividends                                              -          (.00)
                                            ---------------  ------------

BASIC INCOME (LOSS) PER COMMON SHARE        $          .01   $      (.02)
                                            ---------------  ------------

DILUTED INCOME (LOSS) PER COMMON SHARE      $          .01   $      (.02)
                                            ---------------  ------------





     The accompanying notes are an integral part of these unaudited condensed financial statements.


                            AUCTIONDINER.COM,  INC.
                         (Formerly  Bidbay.com,  Inc.)

                    UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                               For  the  Three
                                                                Months  Ended
                                                                  March  31,
                                                         --------------------------
                                                              2002          2001
                                                         --------------  ----------
Cash Flows from Operating Activities:
  Net income (loss)                                      $     305,031   $(959,967)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Depreciation and amortization                               29,801     468,659
    Stock issued for services                                        -      41,000
    Gain on sale of asset                                   (2,000,000)          -
    Non-cash revenue                                                 -    (150,000)
    Provision for bad debt                                       5,000           -
    Change in accounting principle                           1,057,999           -
    Intrinsic value of sale of convertible securities
      recorded as interest expense                                   -     137,500
    Changes in assets and liabilities:
      (Increase) decrease in employee receivables                  569           -
      (Increase) in accounts receivable -trade                 (16,010)          -
      (Increase) decrease in promotional inventory               2,500        (935)
      (Increase) in related-party receivable                         -      (3,956)
      (Increase) in prepaid expenses                            (5,000)          -
      (Increase) in other current assets                             -     (16,693)
      Increase (decrease) in accounts payable                  (26,729)     15,827
      Increase (decrease) in accrued expenses                   10,865    (122,123)
      (Decrease) in deferred revenue                                 -     (87,500)
      (Decrease) in contingency payable                        (35,000)          -
                                                         --------------  ----------
         Net Cash (Used) by Operating Activities              (670,974)   (678,188)
                                                         --------------  ----------
Cash Flows from Investing Activities:
    Purchase of equipment                                      (24,124)    (41,141)
    Payments on Installment payable                                  -    (150,000)
    Proceeds from sale of asset                                412,765           -
                                                         --------------  ----------
      Net Cash Provided (Used) by Investing Activities         388,641    (191,141)
                                                         --------------  ----------
Cash Flows from Financing Activities:
  Proceeds from advances from related party                    378,663     757,470
  Principal payments on notes payable                                -        (730)
  Proceeds from preferred and common stock offering                  -     105,000
  Payment of stock offering costs                                    -     (30,902)
                                                         --------------  ----------
      Net Cash Provided by Financing Activities                378,663     830,838
                                                         --------------  ----------
Net Increase (Decrease) in Cash                                 96,330     (38,491)

Cash at Beginning of Period                                     48,464      60,247
                                                         --------------  ----------
Cash at End of Period                                    $     144,794   $  21,756
                                                         --------------  ----------


                                   [Continued]

                             AUCTIONDINER.COM, INC.
                           (Formerly Bidbay.com, Inc.)

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                   [Continued]


                                                         For  the  Three
                                                          Months  Ended
                                                            March 31,
                                                         2002       2001
                                                     -----------  ----------
Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period:
       Interest                                      $    1,025   $      -
       Income  taxes                                 $        -   $      -

Supplemental  Schedule  of  Non-Cash  Investing  and  Financing  Activities:

     For  the  period  ended  March  31,  2002:
The Company adopted the provisions of SFAS No.142 and accordingly, recorded an impairment of $1,057,999 to its registered users database.

In February 2002, the Company recorded a $2,000,000 gain on sale of asset. As of March 31, 2002, the Company has received $412,765 of the $2,000,000 sale to related party. [See Note 13]

     For  the  period  ended  March  31,  2001:
The Company declared a dividend on newly issued preferred stock at a rate of $.25 per share or $13,750.

The Company issued 2,750 shares of common stock in lieu of cash dividends on preferred stock valued at $27,500.

The Company issued 8,200 shares of common stock as compensation valued at $82,000 or $10.00 per share. The stock was later returned and cancelled.

The Company received 250,000 registered users which increased registered users and decreased stock subscription receivable.

The Company offset $150,000 of installment payable with $150,000 of non cash revenue.

The  Company  credited  payable-related  party  $2,500  of  investor  deposits.

The Company issued 13,000 shares of preferred stock and 1,300 shares of common stock for $32,500 which was deposited into the account of an entity related to the president of the Company.





     The accompanying notes are an integral part of these unaudited condensed financial statements.

                             AUCTIONDINER.COM, INC.
                           (Formerly Bidbay.com, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Organization - The Company was organized as Bidbay.com, Inc. under the laws of the State of California on December 21, 1999. On March 3, 2000, the Company effected a change of domicile to Nevada. In March 2002, the Company changed its name to Auctiondiner.com, Inc.

The Company is engaging in the business of developing and marketing an internet auction site. The Company is marketing regional stores which would focus on auction activity within a specific region. The Company may also pursue other internet related business.

Use of Estimates - The preparation of unaudited condensed financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Intangible Assets - Registered user names database resulting from agreements negotiated by management are recorded at fair value of cash and total stock issued. Registered user names database was previously amortized over 36 months on a straight-line basis. According to the provisions of SFAS No. 121, the Company recorded an impairment loss of $2,203,962 during the year ended December 31, 2001. The Company adopted the provisions of SFAS No. 142 and accordingly recorded an impairment loss of $1,057,999 during the three months ended March 31, 2002. [See Note 5]

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes.
[See  Note  15]

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

                             AUCTIONDINER.COM, INC.
                           (Formerly Bidbay.com, Inc.)

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

In February 2002, the Company began its Multi Level Auction "MLA" program. The Company recognizes revenues from MLA affiliates at the time the affiliate pays their monthly fees. [See Note 18]

Earnings (Loss) Per Share - The Company accounts for earnings (loss) per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share", which requires the Company to present basic earnings
(loss) per share and dilutive earnings (loss) per share when the effect is dilutive. [See Note 16]

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. At March 31, 2002, the Company had deposits in excess of federally insured limits of $44,794.

Advertising - The Company recognizes advertising expense in accordance with SOP 93-7 "Reporting on Advertising Costs." As such, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the cost of communicating advertising in the period in which the advertising space is used. For the three months ended March 31, 2002 and 2001 advertising costs amounted to $70,805 and $30,332 respectively.

Website Costs - The Company has adopted the provisions of EITF 00-2, "Accounting for Web Site Development Costs." Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset. The Company purchased $14,663 and $24,000 in websites, website software, etc. for the three months ended March 31, 2002 and 2001, respectively.

Internet Advertising - The Company's policy is to recognize revenue and expense at fair value from an advertising barter transaction only if the fair value of the advertising surrendered in the transaction is determinable based on the Company's historical practice of receiving cash, marketable securities, or other consideration that is readily convertible to a known amount of cash for similar advertising from buyers unrelated to the Company. If the fair value of the advertising surrendered in the barter transaction is not determinable, the barter transaction is recorded based on the carrying amount of the advertising surrendered, which is likely to be zero.

                             AUCTIONDINER.COM, INC.
                           (Formerly Bidbay.com, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  [Continued]

Stock Based Compensation - The Company accounts for its stock based compensation in accordance with Statement of Financial Accounting Standard 123 "Accounting for Stock-Based Compensation". This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. The Company has adopted the disclosure only provisions of SFAS No. 123, accordingly, the Company has elected to determine net income using previous accounting standards. Stock issued to non-employees is valued based on the fair value of the services received or the fair value of the stock given up. For the three months ended March 31, 2002 and 2001, the Company issued common stock valued at $0 and $82,000, respectively as compensation. The stock was later returned and cancelled.

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", were recently issued. SFAS No. 141, 143 and 144 have no current applicability to the Company or their effect on the financial statements would not have been significant. The Company adopted the provisions of SFAS No. 142 during the three months ended March 31, 2002. [See Note 5]


Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and 2001 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

NOTE  2  -  GOING  CONCERN

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception, and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is continuing to promote and improve its website and believes it can increase its revenues through operations. Management further proposes to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                             AUCTIONDINER.COM, INC.
                           (Formerly Bidbay.com, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  3  -  PROMOTIONAL  INVENTORY

The Company holds contests and giveaways for registered users of its site. Promotional inventory has been acquired for the purpose of providing prizes and awards to winners of these contests and giveaways. The following is a summary of balances at:
                                     March  31,   December  31,
                                        2002         2001
                                     __________     __________

          Promotional  inventory     $     -     $     2,500
                                     __________     __________
                                     $     -     $     2,500
                                     ==========     ==========


NOTE  4  -  PROPERTY  AND  EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation as of:


                                    March  31,   December  31,
                                       2002         2001
                                     _________   __________
  Office and computer equipment    $   379,282   $ 369,820
  Leasehold improvements                46,938      46,938
  Other equipment                        1,613       1,613
  Website software                      19,000      19,000
  Websites                              77,590      77,590
  Various software                      19,672       5,010
                                     _________   __________

                                       544,095     519,971
  Less:  accumulated depreciation     (135,954)   (106,153)
                                     _________   __________
                                     $ 408,141   $ 413,818
                                     =========   ==========





Depreciation expense for the three months ended March 31, 2002 and 2001 amounted to $29,801 and $9,433, respectively.

NOTE  5  -  INTANGIBLE  ASSETS

Intangible assets consist of an electronic database of registered users which has been purchased. The Company entered into various agreements with Speedy Click [AKA Network Commerce, Inc.] to purchase a total of 11,000,000 registered users at the rate of $1.00 each for a total of $11,000,000. The Company has capitalized the costs associated with purchasing the registered users and had estimated their useful life to be 36 months. As of March 31, 2002 and December 31, 2001, Speedy Click had delivered an estimated 5,695,471 registered users.

                             AUCTIONDINER.COM, INC.
                           (Formerly Bidbay.com, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  5  -  INTANGIBLE  ASSETS  (Continued)

During the year ended December 31, 2001 the Company recorded an impairment loss of $2,203,962 according to the provisions of SFAS No. 121. The Company estimated that as of December 31, 2001, 1,675,112 registered users are actively receiving email newsletters from the Company. In accordance with the Company's application of SFAS No. 142, the Company has classified its registered users as indefinite-life intangible assets. The Company has no goodwill or definite-life intangible assets. The following is a summary of the Company's indefinite-life intangible assets as of:


                                    March  31,   December  31,
                                       2002          2001
                                     _________   __________
  Registered users                 $ 5,695,471   $ 5,695,471
  Less:  accumulated amortization   (2,374,880)   (2,374,880)
  Less: impairment -SFAS 121        (2,203,962)   (2,203,962)
  Less: impairment -SFAS 142        (1,057,999)            -
                                     _________   ___________
                                   $    58,630   $ 1,116,629
                                     =========   ===========




Impairment - In accordance with SFAS No. 142, the Company completed its initial test of the Company's intangible assets for impairment during the first quarter of the 2002 fiscal year. The Company used the discounted cash flows method and prices of similar assets to test its intangible assets for impairment and determined that the Company's database of registered users were impaired. Accordingly, the Company recognized a $1,057,999 impairment loss during the first quarter of 2002. This impairment loss from application of SFAS No. 142 has been accounted for as a change in accounting principle and is shown on the statements of operations as an SFAS No. 142 impairment loss.

Previous to full application of SFAS No. 142 on January 1, 2002, the Company's registered users were being amortized on a straight-line basis over the estimated useful life of three years, in accordance with Accounting Principles Board Opinion No. 17, "Intangible Assets".

Amortization expense for the three months ended March 31, 2002 and 2001 amounted to $0 and $459,226, respectively. The Company does not estimate any amortization expense for the next two years.

                             AUCTIONDINER.COM, INC.
                           (Formerly Bidbay.com, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  5  -  INTANGIBLE  ASSETS  [Continued]

If SFAS No. 142 had been applied in all periods presented, it would have the following effects:

                                           For  the  Three
                                           Months  Ended
                                           March  31,
                                       -----------------------
                                         2002         2001
                                       -----------  ----------
   Income  (loss) before change in
    accounting principle as reported  $ 1,363,030  $(959,967)

   Add amortization of assets no
    longer being amortized                      -    459,226
                                      -----------  ----------


   Adjusted income (loss) before
    change in accounting principle    $ 1,363,030  $(500,741)
                                      -----------  ----------
   Net income (loss) as reported      $   305,031  $(959,967)

   Add amortization of assets no
    longer being amortized                      -    459,226
                                      -----------  ----------
   Adjusted net income (loss)         $   305,031  $(500,741)
                                      -----------  ----------
   Net income (loss) as reported
    per common share                  $       .03  $    (.02)

   Add amortization of assets no
    longer being amortized per
    common share                                -        .01
                                      -----------  ----------
   Adjusted net income (loss) per
    common share                      $       .03  $    (.01)
                                      -----------  ----------





NOTE  6  -  RECEIVABLE  /  PAYABLE  -  RELATED  PARTIES

Payable to related parties - An officer/director/significant shareholder of the Company and an entity related to him, has made various advances to and from the Company. At March 31, 2002 and December 31, 2001 the net amount advanced from the related party and the other related entity was $2,995,820 and $2,637,157, respectively. The balance is non-interest bearing and payable on demand. The Company also owed the officer unpaid compensation of $100,000 and $80,000 through March 31, 2002 and December 31, 2001, respectively. [See Note 13]

                             AUCTIONDINER.COM, INC.
                           (Formerly Bidbay.com, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  6  -  RECEIVABLE  /  PAYABLE  -  RELATED  PARTIES  (Continued)

During the year ended December 31, 2001, the Company received net advance payments of $549,480 from two companies related through common control. The Company had entered into agreements with each company, BidbayEurope.com and BidbayAustralia.com, for consulting services to be provided by the Company for business and Website development for each company. The agreements were for $1,000,000 of services, for each company over an unspecified period, for a total of $2,000,000 [See Note 13]. At March 31, 2002, the balance remained at $549,480.

The total of the above payables to related parties at March 31, 2002 and December 31, 2001 was $3,645,300 and $3,266,637, respectively.

Related-party receivable - The Company entered into two agreements with Donald Dayer, a significant shareholder, relating to the development of the Company's business and the private placement of preferred stock. The shareholder was to receive a commission equal to 25% of funds raised through a Regulation D private placement. The shareholder was also to receive 29% from every dollar that was generated into the Company, whether it be in the form of revenue or capital investment up to a maximum of $1,500,000 [See Note 13]. At December 31, 2001, Mr. Dayer had earned $1,046,669 in commissions and $1,214,136 under the business development agreement. At December 31, 2001, Mr. Dayer had received $171,308 in excess of the amount owed him. During the year ended December 31, 2001, the Company wrote off the balance due from Mr. Dayer as bad debt expense. In June 2001, the Company began legal action against Mr. Dayer [See Note 14].

Related-party receivable - In January 2002, the Company entered into an agreement with a director/shareholder and former officer of the Company wherein the Company would sell its search engine known as "ASK GT" to the former officer. The agreement was for $2,000,000 to be paid in weekly installments of $50,000. As of March 31, 2002 the Company has received $417,765 of the agreed amount. Management feels the receivable is fully collectible and accordingly, has not established an allowance for uncollectible receivables. The $2,000,000 has been reflected as "Gain on sale of asset" on the face of the statements of operations. [See Note 13]

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

                             AUCTIONDINER.COM, INC.
                           (Formerly Bidbay.com, Inc.)

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

As of December 31, 2001, the Company paid $1,000,000 of this liability through issuance of 200,000 shares of preferred stock to Speedy Click at $5.00 a share. The Company paid $9,000,000 of this liability through the issuance of 1,800,000 shares of common stock to Speedy Click at $5.00 per share. The Company has paid cash of $569,013 and received an offsetting credit of $400,000 against a separate receivable due from Speedy Click [See Advertising Agreement described later]. The balance due Speedy Click is $30,987 as of March 31, 2002 and December 31, 2001.

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

Advertisement Agreement - In November 2000, the Company entered into eight monthly agreements with Speedy Click wherein the Company will feature Speedy Click in its weekly newsletter to the Company's registered users. Each agreement is for $50,000 per month or a total of $400,000. The Company and Speedy Click agreed to offset the amount receivable under the advertisement agreement with amounts payable under the registered users agreement. As of December 31, 2001, $400,000 has been recorded as revenue and offset against the installment payable liability. For the three months ended March 31, 2002 and 2001, the Company recognized revenue of $0 and $150,000, respectively.

                             AUCTIONDINER.COM, INC.
                           (Formerly Bidbay.com, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  9  -  INVESTOR  DEPOSITS

During the year ended December 31, 2000, the Company received proceeds from several non-accredited investors. The total number of non-accredited investors exceeded limitations of no more than thirty five non-accredited investors for a 506 regulation D offering. The non-accredited investors which exceeded the limit of thirty five were given the option of accepting a refund of their investments, purchasing common stock from the personal holdings of the Company's President, purchasing common stock from the personal holdings of a Company controlled by the Company's President, or providing documentation that the non-accredited investor is really an accredited investor. The Company has recorded the proceeds from the non-accredited investors which had not been refunded as of March 31, 2002 and December 31, 2001 as a current liability which is reflected as "Investor Deposits" on the face of the balance sheet. At March 31, 2002 and December 31, 2001, the Company held funds in the amount of $58,000 from these non-accredited investors.

NOTE  10  -  DEFERRED  REVENUE

Speedy Click (AKA Network Commerce, Inc.) paid $120,000 for twelve monthly banner advertising campaigns and for the use of an online store in the Company's website shops. The agreement commenced July 12, 2000. At December 31, 2000, $65,000 of this amount was recorded as a deferred revenue item. The Company also received $57,500 from Switchboard.com during December 2000 for advertising and promotion to begin January 2001. These amounts comprised the deferred revenue of $122,500 at December 31, 2000. During the year ended December 31, 2001, $65,000 was recognized as revenue related to the Speedy Click agreement. The $57,500 from the Switchboard.com agreement was recognized as revenue in January 2001. At December 31, 2001, the total deferred revenue was $0. For the three months ended March 31, 2002 and 2001, the Company recognized revenue from these sources of $0 and $87,500, respectively.

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

Proposed Public Stock Offering - The Company was making a public offering of 6,000,000 shares of its previously authorized but unissued common stock and 234,000 issued and outstanding shares owned by officers, directors, employees and a consultant of the Company. This offering was registered with the Securities and Exchange Commission on Form SB-2. An offering price of $10 per share had been arbitrarily determined by the Company. During the three months ended March 31, 2002, the Company withdrew it registration statement.

                             AUCTIONDINER.COM, INC.
                           (Formerly Bidbay.com, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  11  -  CAPITAL  STOCK  [Continued]

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

During the year ended December 31, 2001, the Company issued 42,000 shares of preferred stock and 4,200 shares of common stock and received approximately $137,500. The Company also reclassified $22,500 of deposits by non-accredited shareholders who had previously been classified as investor deposits. The net proceeds through March 31, 2002 and December 31, 2001 for the sale of preferred stock and .1 shares of common stock is approximately $4,397,693.

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

During the year ended December 31, 2001, the Company refunded $5,000 for preferred stock subject to rescission pursuant to a settlement agreement with the Common wealth of Pennsylvania. [See Note 14]

                             AUCTIONDINER.COM, INC.
                           (Formerly Bidbay.com, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  11  -  CAPITAL  STOCK  (Continued)

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

Through March 31, 2002 and December 31, 2001, the Company had sold 1,733,077 shares of convertible preferred stock at $2.50 per share. Common stock sold during the same time period was sold at $5.00 and $10.00 per share. In accordance with ETIF 98-5, "Accounting for Convertible Securities with Beneficial Features on Contingently Adjustable Conversion," the Company recorded a dividend of $2.50 to $7.50 per share, or a total of $4,760,193.

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

Common Stock - The company has authorized 100,000,000 shares of common stock, $.001 par value. At March 31, 2002 and December 31, 2001, the Company had
51,051,103  shares  of  common  stock  issued  and  outstanding.

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

In March 2001, the Company issued 3,050 shares of common stock to pay $30,500 of dividends declared at $10.00 per share.

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

                             AUCTIONDINER.COM, INC.
                           (Formerly Bidbay.com, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  11  -  CAPITAL  STOCK  (Continued)

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

A summary of the status of the options granted under the stock option plan and other agreements at March 31, 2002, and changes during three months then ended are presented in the table below:

                                                   Weighted  Average
                                     Shares        Exercise  Price
                                     ------------  -----------------
  Outstanding at beginning of period       173,500  $        5.04
  Granted                                        -              -
  Exercised                                      -              -
  Forfeited                                      -              -
  Expired                                        -              -
                                     ------------  -----------------
  Outstanding at end of period             173,500  $        5.04
                                     ------------  -----------------
  Exercisable at end of period              34,700  $        5.00
                                     ------------  -----------------
  Weighted average fair value
   of options granted                            -  $           -
                                     ------------  -----------------





The Company accounts for fair value of equity securities in accordance with FAS 123 for equity securities issued to employees. For non-employees, the Company accounts for the fair value of equity securities in accordance with APB 25.

                             AUCTIONDINER.COM, INC.
                           (Formerly Bidbay.com, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  12  -  STOCK  OPTIONS  (Continued)


                Options  Outstanding            Options  Exercisable
               -------------------------  -----------------------------
                             Weighted-    Weighted-               Weighted-
                             Average      Average                 Average
Range  of        Number      Remaining    Exercise     Number     Exercise
Exercise Prices  Outstanding Contractual  Price      Exercisable  Price
$ 5.00            172,000     3.75 years   $ 5.00     34,700     $5.00
10.00               1,500     4.50 years   $10.00          -     $   -



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

                             AUCTIONDINER.COM, INC.
                           (Formerly Bidbay.com, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  13  -  RELATED  PARTY  TRANSACTIONS  [Continued]

The  Company  is  making  payments related to a lease agreement which has George
Tannous and Affiliates (GTA), a related party, as the leasee. The lease agreement is for office space located at three locations in Tujunga, California. The lease agreement is for five (5) years beginning on April 1, 1999 and ending March 31, 2004. Monthly payments are scheduled for $2,200 for the first 24 months and monthly payments of $2,400 for the remaining 36 months. The Company had expensed $21,600 for the year ended December 31, 2001. In October 2001, the related party amended the agreement to add warehouse space, parking space, and additional office space. The terms of the amendment are for 42 monthly payments of $3,180, ending on March 31, 2005. The Company has a deposit of $980 related to this agreement. During the three months ended March 31, 2002 and 2001, the Company expensed $9,540 and $7,200, respectively.

The Company is leasing office space located in Tujunga, California which is owned by an officer/shareholder. The Company is paying $1,300 per month and is on a month to month arrangement. During the three months ended March 31, 2002 the Company expensed $3,900 related to this agreement.

The Company is leasing two public storage spaces on a month to month basis. The Company is making payments of $79 and $130 per month for a total of $209 monthly for use of these storage spaces. During the three months ended March 31, 2002 and 2001, the Company expensed $627 and $0, respectively.

Related Party Payable - At December 31, 2000, the Company owed an officer/shareholder of the Company and a company controlled by the same officer/shareholder $394,475. During the year ended December 31, 2001, the Company reduced this liability by transferring $45,045 of promotional inventory and increased the liability by transferring liabilities of $20,533 associated with the promotional inventory to the officer/shareholder. The Company received advances from the officer, made payments for personal expenses, and made payments on the liability for a net increase of $2,267,194. The Company accrued $80,000 of unpaid compensation to the officer for services provided during the year ended December 31, 2001. At December 31, 2001 the balance owed to the officer/shareholder and the company controlled by him, was $2,717,157. [See Note 6]

For the three months ended March 31, 2002, the officer/shareholder made net advances of $358,663. The Company also accrued $20,000 for unpaid compensation. At March 31, 2002, the balance owed to the shareholder and the company controlled by him for advances and unpaid compensation was $3,095,820.

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

                             AUCTIONDINER.COM, INC.
                           (Formerly Bidbay.com, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  13  -  RELATED  PARTY  TRANSACTIONS  [Continued]

Compensation to officers - For the year ended December 31, 2001, the Company paid cash compensation to its officers totaling $77,200 and accrued $80,000 in unpaid compensation. For the three months ended March 31, 2002, the Company paid cash compensation to its officers totaling $15,200 and accrued $20,000 in unpaid compensation. For the three months ended March 31, 2001, the Company paid cash compensation to its officers totaling $128,458. The Company also issued 25,000 shares of common stock, valued at $5.00 per share. The common stock was later returned and cancelled.

Advertising Revenue and Agreements - During the 2000 and 2001, the Company had entered into various agreements with Speedy Click, an entity which is a shareholder of the Company, including advertising agreements. [See note 8]

Consulting - During the year ended December 31, 2001, the Company paid $8,000 to a shareholder for consulting services related to maintenance and minor enhancements of the Company's website. For the three months ended March 31, 2002 and 2001, the Company paid $5,000 and $0, respectively.

The Company paid a relative of an officer of the Company $26,178 for consulting and other services for the year ended December 31, 2001. For the three months ended March 31, 2002 and 2001, the Company expensed $3,500 and $0, respectively.

Sale of AskGT.com search engine - The Company sold its "Ask GT" search engine to a director/shareholder and former officer of the Company in February 2002. The Company recorded a $2,000,000 gain on sale of an asset, which is reflected in the statements of operations for the Company. The agreement states payment terms of $50,000 per week until payment in full is completed. If excess payments are made, the excess may be applied to subsequent payments until the credit is used. As of March 31, 2002, the Company had received $412,765 of the $2,000,000, leaving $1,587,235 as a receivable from the related party. The Company has agreed to host the website "AskGt.com" on the Company's website without charge until August 12, 2002. The Company has also agreed to provide 20 hours of technical assistance each month until August 12, 2002 without charge.

Sale of promotional inventory - In January 2002, the Company sold promotional inventory to a officer/shareholder for $2,500 cash.

NOTE  14  -  COMMITMENTS  AND  CONTINGENCIES

Consulting agreement - The Company entered into a consulting agreement for services related to setting up and running multi level marketing activities specifically targeted toward online auctions. The Company signed a one year confidentiality agreement, which ends in January 2003. The agreement does not indicate minimum payment terms. For the three months ended March 31, 2002, the Company has expensed $62,500 related to this agreement.

                             AUCTIONDINER.COM, INC.
                           (Formerly Bidbay.com, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  14  -  COMMITMENTS  AND  CONTINGENCIES  [Continued]

Consulting agreement - The Company entered into a consulting agreement for services related to implementing a tracking system for affiliates in the Company's Multi Level Auction Shared Revenue program. The Company has agreed to pay for hosting services for back office, genealogical web application, and the personalized marketing system on a sliding scale for the first three months. The hosting fee for the first month will be $1,000, $1,500 for the second month, $1,500 plus a charge of $35 per GB of packet data transmitted over 25 GB each month for the third month and beyond. For the three months ended March 31, 2002, the Company capitalized $5,375 for custom software related to this agreement and expensed $0. Subsequent to March 31, 2002, the Company amended this agreement

Securities Litigation - On August 22, 2000, the State of Pennsylvania issued against the Company and Donald Dayer a summary order to cease and desist from offering and selling the Company securities within the Commonwealth of Pennsylvania in violation of the Pennsylvania Securities Act of 1972.
Pennsylvania claimed that the securities were sold by a person or persons who were not licensed to sell securities within the state. Pennsylvania further alleged that the Company had omitted material facts from its offering materials.

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

The Company disputes the following assertions, but it is possible that the issuance of shares described above may have violated provisions of the federal and state securities laws which may result in purchasers seeking to return their shares for cash. There can be no assurance that the SEC or applicable state authorities will not pursue any enforcement action. At March 31, 2002 and December 31, 2001, the Company has reclassified $4,397,693 in proceeds received from sale of preferred stock as preferred stock subject to potential rescission.

                             AUCTIONDINER.COM, INC.
                           (Formerly Bidbay.com, Inc.)

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

Based upon the best information available to the Company at this time, the Company has calculated a range of possible exposure that exists for the Company in light of the civil liabilities described above. Accordingly, in the event these potential civil liabilities are successfully asserted, the Company could be liable to the shareholders, and to any shareholder that immediately purchased from these shareholders, in an approximate amount ranging from $25,000 up to $5.6 million, plus interest. The $5.6 million is based on the $4.4 million in proceeds plus approximately $1.2 million in proceeds which related parties received through private sales agreements. The foregoing range could be adjusted higher or lower depending upon adjustments to any of the referenced items, and as any new information becomes available to the Company. The Company has not made any expense accrual or allowance for any potential claims in its financial statements through March 31, 2002.

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

Litigation - Donald Dayer - In June 2001, the Company brought suit against Mr. Dayer, a consultant who had assisted the Company with a private placement of stock and business development. The Company contends that Mr. Dayer misrepresented himself as a licensed securities broker. The Company is seeking a refund of all proceeds paid to Mr. Dayer, which is approximately $2,200,000. Mr. Dayer filed a cross-complaint against the Company and its president alleging an offset for payments made by Mr. Dayer to the Company. Legal counsel for the Company is unable to estimate the likelihood of the outcome of these complaints. The Company has not accrued any loss contingencies associated with the cross-complaint by Mr. Dayer as of March 31, 2002.

                             AUCTIONDINER.COM, INC.
                           (Formerly Bidbay.com, Inc.)

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

ISP  Bridges  Consulting  Agreement - The Company entered into an agreement with
ISP Bridges wherein ISP Bridges would provide the Company with market makers upon the Company becoming effective with the SEC. ISP Bridges was to also provide a business plan in exchange for cash and common stock of the Company. The Company cancelled the agreement and demanded a reimbursement of advance payments made to ISP Bridges upon ISP Bridges failing to provide proof of progress on the business plan. Legal counsel for the Company is unable to estimate the likelihood of the outcome of this complaint. The Company has not accrued any loss contingencies associated with this agreement as of March 31, 2002.

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

Negotiations - Speedy Click - In June 2001, the Company began negotiations with Speedy Click concerning the agreements for delivery of registered users. The Company believes Speedy click breached its agreement by not providing all the registered users agreed to be delivered. The Company sought a settlement with Speedy Click and in November 2001, cancelled 1,358,847 shares of common stock and cancelled the stock subscription which the Company had established upon original issuance of common and preferred stock. It is possible the Speedy Click may seek legal action in order to have the common stock reissued. Management is confident in a positive outcome in the favor of the Company if such action is brought by Speedy Click due to Speedy Click's non-performance and non-consideration of the agreements which the Company had originally issued stock.

Advertising Agreements - In its normal course of business, the Company enters into agreements to sell advertising as well as agreements to purchase advertising. These commitments are for varying lengths of time but generally no longer than six months.

                             AUCTIONDINER.COM, INC.
                           (Formerly Bidbay.com, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  15  -  INCOME  TAXES


The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At March 31, 2002 and December 31, 2001, the total of all deferred tax assets was approximately $4,668,000 and $4,791,000 and the total of the deferred tax liabilities was $0. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of $4,668,000 and $4,791,000 as of March 31, 2002 and December 31, 2001, which has been offset against the net deferred tax assets. The net change in the valuation allowance during the three months ended March 31, 2002 amounted to approximately $(123,000).

The Company has available a net operating loss carryover of approximately $6,685,000 at March 31, 2002 which may be applied against future taxable income and which expire in various years through 2022.

The temporary differences gave rise to the following deferred tax asset (liability):


                            For  the  Three   For  the
                             Months  Ended   Year  Ended
                                March  31,  December  31,
                                   2002        2001
                                ----------- -----------
  Excess of tax over financial
    accounting depreciation     $2,003,664  $1,619,282
  Contribution carryover                 -       3,479
  Allowance for bad debt             1,992      20,905
  Net operating loss carryover   2,662,503   3,133,401
  Contingent liabilities                 -      13,941




The components of federal income tax expense from continuing operations consisted of the following for the period ended:

                            For  the  Three   For  the
                             Months  Ended   Year  Ended
                                March  31,  December  31,
                                   2002        2001
                                ----------- -----------
  Current income tax expense:
    Federal                    $         -  $        -
    State                                -           -
                                ----------- -----------
  Net current tax expense      $         -  $        -
                                ----------- -----------

                             AUCTIONDINER.COM, INC.
                           (Formerly Bidbay.com, Inc.)


                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  15  -  INCOME  TAXES  [Continued]


                                              For  the  Three   For  the
                                                Months  Ended   Year  Ended
                                                 March  31,   December  31,
                                                     2002        2001
                                                 -----------   ------------
  Deferred tax expense (benefit) resulted from:
  Excess of tax over financial accounting
    depreciation                                 $  (384,382)  $(1,473,532)
  Contribution carryover                               3,478        (2,178)
  Net operating loss                                 470,899    (1,272,029)
  Valuation allowance                               (122,849)    2,323,543
  Allowance for bad debts                             18,913       (20,905)
  Deferred Income                                          -        48,792
  Contingent Liabilities                              13,941       (13,941)
  Compensation                                             -       410,250
                                                 -----------   ------------
  Net deferred tax expense                       $         -   $         -
                                                 -----------   ------------



Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income. The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows for the period ended:


                                           For  the  Three   For  the
                                             Months  Ended   Year  Ended
                                              March  31,   December  31,
                                                  2002        2001
                                              -----------   ------------
  Computed tax at the expected
    federal statutory rate                         34.00%      34.00%
  State income taxes, net of federal benefit        5.83        5.83
  Valuation allowance                             (40.27)     (39.72)
  Other                                              .44        (.11)
                                              -----------   ------------
  Effective income tax rates                           -           -
                                              -----------   ------------

                             AUCTIONDINER.COM, INC.
                           (Formerly Bidbay.com, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  16  -  EARNINGS  (LOSS)  PER  SHARE

The following data show the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for:


                                           For  the  Three   For  the
                                             Months  Ended   Year  Ended
                                              March  31,   December  31,
                                                  2002        2001
                                              -----------   ------------
  Net Income (loss) before change in
    accounting principle                      $  1,363,030   $  (959,967)

  Change in accounting principle                (1,057,999)            -

  Preferred dividends                                    -      (165,000)
                                              -----------   ------------
  Income (loss) available to common
    shareholders                              $    305,031   $(1,124,967)
                                              -----------   ------------
  Weighted average number of
    common shares outstanding
    used in earnings (loss) per
    share during the period                     51,051,104    52,367,536
                                              -----------   ------------
  Dilutative effect of convertible preferred
    stock                                        1,959,077           N/A
                                              -----------   ------------
 Weighted average number of
    common shares outstanding
    used in earnings (loss) per
    share during the period                     53,010,181    52,367,536
                                              -----------   ------------



Diluted earnings (loss) per share were not presented as its effect would be anti-dilutive. At March 31, 2002, the Company had options to purchase 173,500 shares of common stock with exercise prices ranging from $5.00 to $10.00 per share, which were not included in the calculation of earnings (loss) per share because their effect would be anti-dilutive.

At March 31, 2001, the Company had options to purchase 249,000 shares of common stock at an exercise price of $5.00 per share and 1,988,077 shares of convertible preferred stock outstanding, which were not included in the calculation of earnings (loss) per share because their effect would be anti-dilutive.

NOTE  17  -  CONCENTRATIONS

For the three months ended March 31, 2001, the Company recognized $180,000 in insertion orders and banner advertising from Network Commerce, Inc. (aka Speedy Click). The Company also recognized $57,500 in revenues from Switchboard, Inc. for banner advertisements. The totals of $180,000 and $57,500 represents 62% and 20% of the total revenues for the three months ended March 31, 2001.

                             AUCTIONDINER.COM, INC.
                           (Formerly Bidbay.com, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  18  -  MULTI  LEVEL  AUCTIONS

In February 2002, the Company introduced its Multi Level Auction "MLA" concept to its registered users. The Company anticipates paying up to 60% of monthly MLA fees to the Company's affiliates based on their "downlines." The Company charges a $25 a month fee to each affiliate who signs up for the MLA program. For the $25 monthly fee, the affiliate receives $100 in credits towards auction listing fees for the month. If the affiliate places auctions totaling more than the $100 credit, they are responsible to pay the difference.

To participate in the share revenue program, affiliates must: firstly, be active (generate a minimum of $25 wholesale revenue and place at least five items for sale on the auctions. And secondly, abide by the Company's policies and procedures and the independent distributor agreement.

If qualifications are met, the shared revenue program provides: commissions on retail sales; organizational bonuses; enroller bonuses; double you income loyalty bonuses; extended depth bonuses; auto-qualified matrices, beginning on level 5 of an original and subsequent matrices; a matrix builder's bonus pool; and customer acquisition bonuses. For the three months ended March 31, 2002, the Company recorded revenues of $17,955 and commissions of $10,329.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

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

Calendar  Quarter  Ended  March  31,  2002

For the quarter ended March 31, 2002, we earned revenues of $34,953. The revenues were primarily from MLA listing fees, auction fees and some advertising fees. MLA listing fees were initiated during the quarter and we expect this component of our revenue to grow.

During the quarter we incurred expenses of $660,609. After payment of commissions on MLA revenue we had loss from operations of $635,985.

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

At the present time, we estimate that we need approximately $110,000 per month to meet minimal cash needs to operate the Company. To ensure that we have the capital necessary to operate during 2002, we negotiated the sale of our search engine Askgt.com to a director, shareholder and former officer. Payments from the sale will yield $50,000 per week for 40 weeks. The related party purchaser has agreed to commence the weekly payments while the parties prepare a definitive agreement for the sale. We believe this revenue will allow us to aggressively grow the Company during 2002 through the MLA(TM) program to where we will have sufficient revenues from operations to sustain our business operations by year end. If this is not the case, we will need to obtain additional outside capital to meet the operational needs of the Company in 2003.

Potential  Future  Liability

From February, 2000, through January, 2001, the Company sold 1,788,077 shares of preferred stock to an aggregate of 402 individual investors at the price of $2.50 per share and distributed 178,808 common shares as a premium on the preferred shares sold. The Company believes that the offering was exempt from registration pursuant to Rule 506 promulgated under the Securities Act of 1933. However, it can be argued that the offering was conducted in violation of federal securities laws and that the Company could be subject to allegations that could result in purchasers seeking to return their shares for cash. It has also come to the attention of the Company that Mr. Dayer, who sold the offering, is not a registered broker dealer with the securities authorities of any state. Accordingly, the sale of the offering is a violation by Mr. Dayer of state broker dealer registration laws. Mr. Dayer solicited investments from persons on calling lists purchased by Mr. Dayer. This is a potential violation of the Rule 506 prohibition against a general solicitation. The offering was initially sold to approximately 70 non-accredited investors which is more than 35 as allowed by Rule 506. When the Company learned of this violation, it offered rescission to non-accredited investors sufficient to bring the total number under 35.

Since the inception of the Company, Mr. George Tannous, its president has sold common shares owned by him personally to approximately 250 persons for total proceeds of approximately $1,150,000. The shares sold by Mr. Tannous were restricted shares and not available for sale without registration except in transactions not involving any public offering. It is possible that it could be asserted that the sale of these shares was part of the offering described above in this section being conducted by the Company and subject to the same potential securities violations as that offeringThe proceeds of these sales were retained by Mr. Tannous for his personal use. However, Mr. Tannous also loaned the Company money to assist with its cash flow needs. If it is found that the shares of Mr. Tannous were sold on behalf of the Company, it is possible that the shares sold by Mr. Tannous could be put back to the Company by the purchasers of the those shares in exchange for a return of their investment.

The Company has issued 97,933 shares of common stock in lieu of cash dividends on preferred stock for total dividends of $503,415 or $5.14 per share. The Company believes the transaction was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933. However, it can be argued that this was a public offering of shares without exemption for the distribution of these shares. The terms of the preferred stock require that dividends be paid in cash. Accordingly, holders of the common stock have the right to return these shares for the amount which should have been paid in cash.

Based upon the best information available to the Company at this time, we have calculated a range of possible, but disputed, exposure that exists for the Company in light of the disputed civil liabilities described above. Accordingly, in the event these disputed civil liabilities were successfully asserted, the Company could be liable to the shareholders, and to any shareholder that immediately purchases from these shareholders, in an amount ranging from approximately $25,000 up to approximately $6,000,000, plus interest. The foregoing range could be adjusted higher or lower depending upon adjustments to any of the referenced items, and as any new information becomes available to the Company.

Forward  Looking  Statements

The information contained in this section and elsewhere may at times represent management's best estimates of the Company's future financial and technological performance, based upon assumptions believed to be reasonable. Management makes no representation or warranty, however, as to the accuracy or completeness of any of these assumptions, and nothing contained in this document should be relied upon as a promise or representation as to any future performance or events. The Company's ability to accomplish these objectives, and whether or not it will be financially successful is dependent upon numerous factors, each of which could have a material effect on the results obtained. Some of these factors are within the discretion and control of management and others are beyond management's control. Management considers the assumptions and hypothesis used in preparing any forward looking assessments of profitability contained in this document to be reasonable; however, we cannot assure investors that any projections or assessments contained in this document, or otherwise made by management, will be realized or achieved at any level.

                           PART II - OTHER INFORMATION

ITEM  1.          LEGAL  PROCEEDINGS

During the fiscal year ended December 31, 2001, the Company was named in a lawsuit by eBay Inc. eBay claimed trademark infringement by use of the work "bay" in the name of the Company and for displaying a rainbow colored logo on its website to give users a sense of similarity between the Company and eBay. In February, 2002, the Company settled the lawsuit with eBay, wherein the Company agreed to discontinue the use of the word "BidBay". The Company also agreed to pay a nominal amount to eBay which does not materially impact the financial condition of the Company. Pursuant to the settlement, the board of directors has resolved to change the name of the Company to Auctiondiner.com, Inc. The name change was completed in April, 2002.

There were no material changes during the quarter ended March 31, 2002, for other legal proceedings reported in earlier SEC filings.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     None

ITEM  3.          DEFAULT  UPON  SENIOR  SECURITIES

     None

ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None

ITEM  5.     OTHER  INFORMATION

     None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)   Exhibits
           None

     (b)   Reports  on  Form  8-K
           None


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Auctiondiner.com,  Inc.


DATED:  May  15,  2002             By:
                                      /s/ George Tannous
                                   ---------------------------------
                                   George Tannous
                                   Principal  Executive  Officer
                                   Principal  Accounting  Officer