Form 10QSB
period 2002-06-30
BIDBAY COM INC
filed 2002-08-14
CIK 1126021

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  June  30,  2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 51,051,103 shares of Common Stock as of June 30, 2002.

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                             AUCTIONDINER.COM, INC.
                           (Formerly Bidbay.com, Inc.)


                    UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                             AUCTIONDINER.COM, INC.
                           (Formerly Bidbay.com, Inc.)

                                    CONTENTS






                                                                           PAGE
                                                                         -------


-     Unaudited  Condensed  Balance  Sheets,
          June  30,  2002  and  December  31,  2001                 F-2 to F-3


-     Unaudited  Condensed  Statements  of  Operations,
          for  the  three  and  six  months  ended  June  30,  2002
          and  2001                                                 F-4 to F-5


-     Unaudited  Condensed  Statements  of  Cash  Flows,
          for  the  six  months  ended  June  30,  2002  and
          2001                                                      F-6 to F-7


-     Notes  to  Unaudited  Condensed  Financial Statements        F-8 to F-26


                            AUCTIONDINER.COM,  INC.
                         (Formerly  Bidbay.com,  Inc.)

                       UNAUDITED CONDENSED BALANCE SHEETS


                                     ASSETS







                                      June 30,     December 31,
                                        2002           2001
                                   --------------  -------------


CURRENT ASSETS:
  Cash                             $       25,743  $      48,464
  Accounts receivable -
  trade, net of $5,000 and
   $52,485 allowance, respectively          6,265          7,376
  Employee receivable                       2,444          3,669
  Promotional inventory                         -          2,500
  Prepaid expenses                          5,000              -
                                   --------------  -------------
    Total Current Assets                   39,452         62,009
                                   --------------  -------------
PROPERTY AND EQUIPMENT, net               386,883        413,818

REGISTERED USER NAMES, net                 58,630      1,116,629

OTHER ASSETS                                  980            980
                                   --------------  -------------


                                   $      485,945  $   1,593,436
                                   ==============  =============




                                 [Continued]


                             AUCTIONDINER.COM,  INC.
                          (Formerly  Bidbay.com,  Inc.)

                   UNAUDITED CONDENSED BALANCE SHEETS [Continued]

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



                                                    June 30,      December 31,
                                                      2002            2001
                                                ------------  --------------
CURRENT LIABILITIES:
  Accounts payable                              $   106,115   $      57,691
  Advances from related parties                   3,548,203       3,266,637
  Investor deposits                                  58,000          58,000
  Accrued expenses                                   48,487          56,511
  Installment payable                                30,987          30,987
                                                ------------  --------------
    Total Current Liabilities                     3,791,792       3,469,826
                                                ------------  --------------


STOCK SUBJECT TO POTENTIAL
RESCISSION
  10% convertible redeemable
  Preferred stock,
   $.001 par value,
   10,000,000 shares
   authorized,
   1,759,077 shares issued
   and outstanding                                4,397,693       4,397,693
                                                ------------  --------------

STOCKHOLDERS' EQUITY (DEFICIT):
 10% convertible redeemable Preferred stock,
   $.001 par value, 10,000,000
   shares authorized,
   200,000 shares issued
   and outstanding                                      200             200
 Common stock, $.001 par
  value, 100,000,000
  shares authorized, 51,051,103
  shares issued
  and outstanding                                    51,051          51,051
  Capital in excess of par value                  5,778,029       5,778,029
  Accumulated deficit                           (13,532,820)    (12,103,363)


                                                ------------  --------------
        Total Stockholders' Equity (Deficit)     (7,703,540)     (6,274,083)
                                                ------------  --------------
                                                $   485,945   $   1,593,436
                                                ============  ==============



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


                         AUCTIONDINER.COM,  INC.
                     (Formerly  Bidbay.com,  Inc.)

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                    ----------------------------------------------------------
                    For  the  Three     For  the  Six
                    Months Ended        Months Ended
                      June 30,             June 30,
                    2002      2001     2002        2001
                    ----------------------------------------------------------
REVENUE             $   207,916   $    190,180   $    232,540   $      481,266

COST OF GOODS SOLD       97,518              -         97,518                -
                    ----------------------------------------------------------


GROSS PROFIT            110,398        190,180        135,022          481,266
                    ----------------------------------------------------------


EXPENSES:
  Advertising            69,036         32,807        139,841           63,139
  General and
  administrative        382,631        273,785        749,166          706,668
  Payroll expenses      245,961        169,769        439,429          351,210
  Amortization and
  depreciation           29,966        496,377         59,767          966,385

  Bad debt            1,111,870        171,308      1,116,870          171,308
                    ----------------------------------------------------------


    Total Expenses    1,844,464      1,144,046      2,505,073        2,258,710
                    ----------------------------------------------------------

INCOME (LOSS)
 FROM OPERATIONS     (1,734,066)      (953,866)    (2,370,051)      (1,777,444)
                    ----------------------------------------------------------

OTHER INCOME (EXPENSE)
  Interest expense         (422)          (644)        (1,447)            (884)
  Gain on sale of assets      -              -      2,000,000                -
                    ----------------------------------------------------------


    Total Other
     Income (Expense)      (422)          (644)     1,998,553             (844)
                    ----------------------------------------------------------

INCOME (LOSS) BEFORE
  TAXES              (1,734,488)      (954,510)      (371,498)      (1,778,328)
                    ----------------------------------------------------------


CURRENT TAX EXPENSE           -              -              -                -


DEFERRED TAX EXPENSE          -              -              -                -
                    ----------------------------------------------------------
NET (LOSS) BEFORE CHANGE IN
  ACCOUNTING
  PRINCIPLE          (1,734,488)      (954,510)      (371,498)      (1,778,328)
                    ----------------------------------------------------------
CHANGE IN ACCOUNTING
  PRINCIPLE:
  SFAS No. 142
  Impairment loss
  (net $0 in
  income taxes)               -               -     (1,057,999)              -
                    ----------------------------------------------------------


NET (LOSS)          $(1,734,488)  $    (954,510)$   (1,429,457)    $(1,778,328)
                    ----------------------------------------------------------






                                 [Continued]


                                    AUCTIONDINER.COM,  INC.
                                 (Formerly  Bidbay.com,  Inc.)

                    UNAUDITED CONDENSED STATEMENTS OF OPERATIONS [Continued]



                                             For  the  Three              For  the  Six
                                               Months  Ended              Months  Ended
                                                   June  30,                   June  30,
                                           -----------------------------------------------------


                                               2002         2001          2002          2001
                                           -----------------------------------------------------

NET INCOME (LOSS)
BEFORE DIVIDENDS                           $(1,734,488)  $ (954,510)  $(1,429,457)  $(1,778,328)
                                           -----------------------------------------------------



DIVIDENDS:
  Dividends declared and intrinsic
  value of the beneficial conversion
  feature of convertible preferred stock
  anagolous to a dividend                            -            -             -      (440,000)
                                           -----------------------------------------------------



NET INCOME (LOSS)
  AVAILABLE TO
  COMMON SHAREHOLDERS                      $(1,734,488)  $ (954,510)  $(1,429,457)  $(2,218,328)
                                           -----------------------------------------------------



INCOME (LOSS) PER COMMON
  SHARE:
  Income (loss) from continuing
  Operations                               $      (.03)  $     (.02)  $      (.01)  $      (.03)
  Change in accounting principle                     -            -          (.02)            -
  Dividends                                          -            -             -          (.01)
                                           -----------------------------------------------------



BASIC EARNINGS (LOSS)
  PER COMMON SHARE                         $      (.03)  $     (.02)  $      (.03)  $      (.04)
                                           -----------------------------------------------------






     The accompanying notes are an integral part of these unaudited condensed financial statements.


                                     AUCTIONDINER.COM,  INC.
                                  (Formerly  Bidbay.com,  Inc.)

                            UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                          For  the  Six
                                                                           Months  Ended
                                                                             June  30,
                                                                   -------------------------


                                                                         2002         2001
                                                                   -------------------------

Cash Flows from Operating Activities:
  Net income (loss)                                                $(1,429,457)  $(1,778,328)
  Adjustments to reconcile
   net loss to net cash
   used by operating activities:
    Depreciation and amortization                                       59,767       966,385
    Non cash expense                                                         -        82,000
    Gain on sale of asset                                           (2,000,000)            -
    Non-cash revenue                                                         -      (300,000)
    Provision for bad debt                                           1,116,870       171,308
    Change in accounting principle                                   1,057,999             -
    Changes in assets and liabilities:
      Decrease in employee receivables                                   1,225         7,245

      (Increase) in accounts receivable -trade                          (3,889)            -
      (Increase) decrease in promotional inventory                       2,500          (934)
      (Increase) in related-party receivable                                 -        (3,956)
      (Increase) in prepaid expenses                                    (5,000)            -
      Decrease in other current assets                                       -         2,075
      Increase (decrease) in accounts payable                           48,424       (20,820)
      Increase (decrease) in accrued expenses                           26,976       (58,767)
      (Decrease) in deferred revenue                                         -      (117,500)
      (Decrease) in contingency payable                                (35,000)      (30,000)
      (Increase)in shareholder deposits                                      -        (5,000)
                                                                   -------------------------

      Net Cash (Used) by Operating
        Activities                                                  (1,159,585)   (1,086,292)
                                                                   -------------------------

Cash Flows from Investing Activities:
    Purchase of equipment                                              (32,833)     (108,012)
    Payments on Installment payable                                          -      (150,000)
    Proceeds from sale of asset                                        888,130             -
                                                                   -------------------------

      Net Cash Provided (Used) by
        Investing Activities                                           855,297      (258,012)
                                                                   -------------------------

Cash Flows from Financing Activities:
  Proceeds from advances from related party                            281,566     1,259,347
  Principal payments on notes payable                                        -        (1,038)
  Proceeds from preferred and
    common stock offering                                                    -       105,000
  Payment of stock offering costs                                            -       (30,901)
                                                                   -------------------------

      Net Cash Provided by Financing
      Activities                                                       281,566     1,332,408
                                                                   -------------------------

Net Increase (Decrease) in Cash                                        (22,721)      (11,896)

Cash at Beginning of Period                                             48,464        60,247
                                                                   -------------------------

Cash at End of Period                                              $    25,743   $    48,351
                                                                   -------------------------




                                   [Continued]


                           AUCTIONDINER.COM,  INC.
                       (Formerly  Bidbay.com,  Inc.)

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                   [Continued]
                                                  For  the  six
                                                  Months  Ended
                                                     June  30,
                                              ------------------

                                                   2002   2001
                                              ------------------



Supplemental Disclosures of
  Cash Flow Information:
  Cash paid during the period:
    Interest                                  $ 1,447  $1,296
    Income taxes                              $     -  $    -



Supplemental  Schedule  of  Non-Cash  Investing  and  Financing  Activities:

For  the  period  ended  June  30,  2002:

The Company adopted the provisions of SFAS No.142 and accordingly, recorded an impairment of $1,057,999 to its registered users database.

In February 2002, the Company recorded a $2,000,000 gain on sale of asset to a related party. As of June 30, 2002, the Company has received $888,130 of the $2,000,000 sale. [See Note 11]. The Company has estimated that the remaining balance of $1,111,870 is uncollectible at June 30, 2002 and has written the balance off to bad debt.

For  the  period  ended  June  30,  2001:

The Company declared a dividend on new preferred stock at a rate of $.50 per share or $27,500.

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

The  Company  credited payable - related party with $2,500 of investor deposits.

The Company offset $300,000 of installment payable with $300,000 of non cash revenue.

The Company issued 100,000 shares of common stock in settlement of a lawsuit, for a total of $1,000,000,or $10.00 per share.

The Company issued 6,000 shares of common stock for the acquisition of two websites valued at $60,000, or $10.00 per share.

The Company issued 5,500 shares of common stock as an incentive on sales of preferred stock.

A shareholder exercise the conversion feature of preferred stock by returning 8,000 shares of preferred stock to the Company and the Company issuing 8,000 shares of common stock.



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

The Company is engaging in the business of developing and marketing an internet auction site. The Company is marketing regional stores which would focus on auction activity within a specific region. The Company may also pursue other internet related business. In February 2002, the Company launched its Multi-Level Auction ("MLA") program. [See Note 16]

Reclassification - The financial statements for periods prior to June 30, 2002 have been reclassified to conform to the headings and classifications used in the June 30, 2002 financial statements

Use of Estimates - The preparation of unaudited condensed financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Intangible Assets - Registered user names database resulting from agreements negotiated by management are recorded at fair value of cash and total stock issued. Registered user names database was previously amortized over 36 months on a straight-line basis. According to the provisions of SFAS No. 121, the Company recorded an impairment loss of $2,203,962 during the year ended December 31, 2001. The Company adopted the provisions of SFAS No. 142 and accordingly recorded an impairment loss of $1,057,999 during the six months ended June 30, 2002. [See Note 4]

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes.
[See  Note  13]

Dividend Policy - The Company has not paid any dividends on common stock to date and does not anticipate paying dividends on common stock in the foreseeable future. The Company has declared and paid dividends on preferred stock [See
Note  9].

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

In February 2002, the Company began its Multi Level Auction "MLA" program. The Company recognizes revenues from MLA affiliates at the time the affiliate pays their monthly fees. [See Note 16]

Earnings (Loss) Per Share - The Company accounts for earnings (loss) per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share", which requires the Company to present basic earnings
(loss) per share and dilutive earnings (loss) per share when the effect is dilutive. [See Note 14]

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of six months or less to be cash equivalents.

Advertising - The Company recognizes advertising expense in accordance with SOP 93-7 "Reporting on Advertising Costs." As such, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the cost of communicating advertising in the period in which the advertising space is used. For the six months ended June 30, 2002 and 2001 advertising costs amounted to $139,841 and $63,139, respectively.

Website Costs - The Company has adopted the provisions of EITF 00-2, "Accounting for Web Site Development Costs." Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset. The Company capitalized $14,663 and $98,283 in websites, website software, etc. for the six months ended June 30, 2002 and 2001, respectively.

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

                             AUCTIONDINER.COM, INC.
                           (Formerly Bidbay.com, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  [Continued]

Stock Based Compensation - The Company accounts for its stock based compensation in accordance with Statement of Financial Accounting Standard 123 "Accounting for Stock-Based Compensation". This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. The Company has adopted the disclosure only provisions of SFAS No. 123, accordingly, the Company has elected to determine net income using previous accounting standards. Stock issued to non-employees is valued based on the fair value of the services received or the fair value of the stock given up. For the six months ended June 30, 2002 and 2001, the Company issued common stock valued at $0 and $82,000, respectively as compensation. The stock was later returned and cancelled.

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and SFAS No. 145, "Rescission of FASB Statements No. 4, 44,

and 64, Amendment of FASB Statement No. 13, and Technical Corrections", were recently issued. SFAS No. 141, 143, 144 and 145 have no current applicability to the Company or their effect on the financial statements would not have been significant. SFAS No. 142 has been adopted by the Company in January 2002. [See
Note  4]

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and 2001 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

NOTE  2  -  GOING  CONCERN

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception, and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is continuing to promote and improve its website and believes it can increase its revenues through operations. Management further proposes to raise any necessary additional funds not provided by operations through loans. There is no assurance that the Company will be successful in raising additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                             AUCTIONDINER.COM, INC.
                           (Formerly Bidbay.com, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  3  -  PROPERTY  AND  EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation as of:



                                      June  30,   December  31,
                                        2002         2001
                                   ----------------------------

Office and computer equipment        $387,990     $369,820
  Leasehold improvements                46,938      46,938
  Other equipment                        1,613       1,613
  Website software                      19,000      19,000
  Websites                              77,590      77,590
  Various software                      19,672       5,010
                                   ----------------------------

                                       552,803     519,971
  Less:  accumulated depreciation     (165,920)   (106,153)
                                   ----------------------------

                                   $   386,883   $ 413,818
                                   ============================




Depreciation expense for the six months ended June 30, 2002 and 2001 amounted to $59,767 and $31,229, respectively.

NOTE  4  -  INTANGIBLE  ASSETS

Intangible assets consist of an electronic database of registered users which has been purchased. The Company entered into various agreements with Speedy Click [AKA Network Commerce, Inc.] to purchase a total of 11,000,000 registered users at the rate of $1.00 each for a total of $11,000,000. The Company has capitalized the costs associated with purchasing the registered users and had estimated their useful life to be 36 months. As of June 30, 2002 and December 31, 2001, Speedy Click had delivered an estimated 5,695,471 registered users.

During the year ended December 31, 2001 the Company recorded an impairment loss of $2,203,962 according to the provisions of SFAS No. 121. The Company estimated that as of December 31, 2001, 1,675,112 registered users were actively receiving email newsletters from the Company. During 2002, in accordance with the Company's application of SFAS No. 142, the Company has classified its registered users as indefinite-life intangible assets. The Company has no goodwill or definite-life intangible assets. The following is a summary of the Company's indefinite-life intangible assets as of:



                                     June 30,     December 31,
                                       2002            2001
                                   ----------------------------
  Registered users                 $ 5,695,471   $   5,695,471
  Less:  accumulated amortization   (2,374,880)     (2,374,880)
  Less: impairment -SFAS 121        (2,203,962)     (2,203,962)
  Less: impairment -SFAS 142        (1,057,999)              -
                                   ----------------------------
                                   $    58,630   $   1,116,629
                                   ----------------------------

                             AUCTIONDINER.COM, INC.
                           (Formerly Bidbay.com, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  4  -  INTANGIBLE  ASSETS  (Continued)

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

Amortization expense for the six months ended June 30, 2002 and 2001 amounted to $0 and $935,156, respectively. The Company does not estimate any amortization expense for the next two years.

If SFAS No. 142 had been applied in all periods presented, the net income exclusion of amortization would have been the following:

                                          For  the  Six  Months  Ended
                                                   June  30,
                                    ----------------------------------------
                                            2002                  2001
                                    ------------------    ------------------
Net  income  (loss) as reported     $     (1,429,457)     $     (1,778,328)

Add  amortization  of  assets  no
longer  being  amortized                           -               935,156
                                    ------------------    ------------------

Adjusted  net  income  (loss)       $     (1,429,457)     $       (843,172)
                                    ==================    ==================

Net  income  (loss)  as  reported
per  common  share                  $           (.03)     $           (.03)

     Add  amortization  of  assets  no
       longer  being  amortized  per
       common  share                               -                   .02
                                    ------------------    ------------------
     Adjusted  net  income  (loss)  per
       common  share                $           (.01)     $           (.01)
                                    ==================    ==================

                             AUCTIONDINER.COM, INC.
                           (Formerly Bidbay.com, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  5  -  RECEIVABLE  /  PAYABLE  -  RELATED  PARTIES

Payable to related parties - An officer/director/significant shareholder of the Company and an entity related to him, has made various advances to and from the Company. At June 30, 2002 and December 31, 2001 the net amount advanced from the related party and the other related entity was $2,878,723 and $2,637,157, respectively. The balance is non-interest bearing and payable on demand. The Company also owed the officer unpaid compensation of $120,000 and $80,000 through June 30, 2002 and December 31, 2001, respectively. [See Note 13]

During the year ended December 31, 2001, the Company received net advance payments of $549,480 from two companies related through common control. The Company had entered into agreements with each company, BidbayEurope.com and BidbayAustralia.com, for consulting services to be provided by the Company for business and Website development for each company. The agreements were for $1,000,000 of services, for each company over an unspecified period, for a total of $2,000,000 [See Note 13]. At June 30, 2002, the balance remained at $549,480.

The total of the above payables to related parties at June 30, 2002 and December 31, 2001 was $3,548,203 and $3,266,637, respectively.

Related-party receivable - The Company entered into two agreements with Donald Dayer, a significant shareholder, relating to the development of the Company's business and the private placement of preferred stock. The shareholder was to receive a commission equal to 25% of funds raised through a Regulation D private placement. The shareholder was also to receive 29% from every dollar that was generated into the Company, whether it be in the form of revenue or capital investment up to a maximum of $1,500,000 [See Note 12]. At December 31, 2001, Mr. Dayer had earned $1,046,669 in commissions and $1,214,136 under the business development agreement. At December 31, 2001, Mr. Dayer had received $171,308 in excess of the amount owed him. During the year ended December 31, 2001, the Company wrote off the balance due from Mr. Dayer as bad debt expense. In June 2001, the Company began legal action against Mr. Dayer [See Note 12].

Related-party receivable - In January 2002, the Company entered into an agreement with a director/shareholder and former officer of the Company wherein the Company sold its search engine known as "ASKGT.COM" to the former officer. The agreement was for $2,000,000 to be paid in weekly installments of $50,000. As of June 30, 2002 the Company has received $888,130 of the agreed amount. The Company is currently in a dispute with the former officer [See Note 12] and as of June 30, 2002, management estimates that the balance of the receivable is uncollectible and accordingly, has written off the balance of $1,111,870 as bad debt. The $2,000,000 has been reflected as "Gain on sale of asset" on the face of the statements of operations.

                             AUCTIONDINER.COM, INC.
                           (Formerly Bidbay.com, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  6  -  INSTALLMENT  PAYABLE

The Company entered into several agreements with Speedy Click (aka Network Commerce, Inc.), wherein Speedy Click was to provide a total of eleven million registered users at $1.00 each for a total purchase price of $11,000,000. Payment was to be paid in the form of $1,000,000 cash, 200,000 shares of preferred stock with an agreed upon value of $5.00 per share and 1,800,000 shares of common stock valued at $5.00 per share. The terms were later amended to include a bonus of 4,000,000 additional registered users and credits of $400,000 for advertising featuring Speedy Click in the Company's weekly email advertisement.

As of December 31, 2001, the Company paid $1,000,000 of this liability through issuance of 200,000 shares of preferred stock to Speedy Click at $5.00 a share. The Company paid $9,000,000 of this liability through the issuance of 1,800,000 shares of common stock to Speedy Click at $5.00 per share. The Company has also paid cash of $569,013 and received an offsetting credit of $400,000 against a separate receivable due from Speedy Click [See Advertising Agreement described later]. The balance due Speedy Click is $30,987 as of June 30, 2002 and December 31, 2001.

In June 2001, the Company began negotiating for the return of common and preferred stock from Speedy Click as the Company still had not received the balance of the names purchased. In November 2001, the Company cancelled 1,358,847 shares of common stock previously issued to Speedy Click due to non-performance and non-consideration by Speedy Click. The Company offset the cancelled stock against the stock subscription receivable the Company established upon original issuance of the common stock. The Company has issued a net 441,153 shares of common stock to Speedy Click as of December 31, 2001 related to the 5,695,471 of the 15,000,000 registered users delivered as of December 31, 2001. The Company had established a subscription receivable of $5,304,529 for the balance of the 15,000,000 registered users to be delivered. The Company offset the subscription receivable account when the Company cancelled the 1,358,847 shares of common stock in November 2001.

Advertisement Agreement - In November 2000, the Company entered into eight monthly agreements with Speedy Click wherein the Company will feature Speedy Click in its weekly newsletter to the Company's registered users. Each agreement was for $50,000 per month or a total of $400,000. The Company and Speedy Click agreed to offset the amount receivable under the advertisement agreement with amounts payable under the registered users agreement. As of December 31, 2001, $400,000 has been recorded as revenue and offset against the installment payable liability. For the six months ended June 30, 2002 and 2001, the Company recognized revenue of $0 and $300,000, respectively.

                             AUCTIONDINER.COM, INC.
                           (Formerly Bidbay.com, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  7  -  INVESTOR  DEPOSITS

During the year ended December 31, 2000, the Company received proceeds from several non-accredited investors. The total number of non-accredited investors exceeded limitations of no more than thirty five non-accredited investors for a 506 regulation D offering. The non-accredited investors which exceeded the limit of thirty five were given the option of accepting a refund of their investments, purchasing common stock from the personal holdings of the Company's President, purchasing common stock from the personal holdings of a Company controlled by the Company's President, or providing documentation that the non-accredited investor is really an accredited investor. The Company has recorded the proceeds from the non-accredited investors which had not been refunded as of June 30, 2002 and December 31, 2001 as a current liability which is reflected as "Investor Deposits" on the face of the balance sheet. At June 30, 2002 and December 31, 2001, the Company held funds in the amount of $58,000 from these non-accredited investors.

NOTE  8  -  DEFERRED  REVENUE

Speedy Click (AKA Network Commerce, Inc.) paid $120,000 for twelve monthly banner advertising campaigns and for the use of an online store in the Company's website shops. The agreement commenced July 12, 2000. At December 31, 2000, $65,000 of this amount was recorded as a deferred revenue item. The Company also received $57,500 from Switchboard.com during December 2000 for advertising and promotion to begin January 2001. These amounts comprised the deferred revenue of $122,500 at December 31, 2000. During the year ended December 31, 2001, $65,000 was recognized as revenue related to the Speedy Click agreement. The $57,500 from the Switchboard.com agreement was recognized as revenue in January 2001. At December 31, 2001, the total deferred revenue was $0. For the six months ended June 30, 2002 and 2001, the Company recognized revenue from these sources of $0 and $117,500, respectively.

NOTE  9  -  CAPITAL  STOCK

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

Proposed Public Stock Offering - The Company was making a public offering of 6,000,000 shares of its previously authorized but unissued common stock and 234,000 issued and outstanding shares owned by officers, directors, employees and a consultant of the Company. This offering was registered with the Securities and Exchange Commission on Form SB-2. An offering price of $10 per share had been arbitrarily determined by the Company. During the six months ended June 30, 2002, the Company withdrew it registration statement and did not sell any shares pursuant to the registration statement.

                             AUCTIONDINER.COM, INC.
                           (Formerly Bidbay.com, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  9  -  CAPITAL  STOCK  [Continued]

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

During the year ended December 31, 2001, the Company issued 42,000 shares of preferred stock and 4,200 shares of common stock and received approximately $137,500. The Company also reclassified $22,500 of deposits by non-accredited shareholders who had previously been classified as investor deposits. The net proceeds through June 30, 2002 and December 31, 2001 for the sale of preferred stock and .1 shares of common stock is approximately $4,397,693.

Preferred Stock Subject to Rescission - As discussed in Note 14, various states where the Company sold preferred stock, could potentially bring claims and make allegations against the Company [See Note 12].

In the event these claims are successfully brought against the Company, the Company may be required to offer a rescission of the stock purchase to all the purchasers who qualify under the claims. Accordingly, the Company has reclassified $4,397,693 in proceeds from stockholder's equity to preferred stock subject to rescission to reflect this possibility.

During the year ended December 31, 2001, the Company refunded $5,000 for preferred stock subject to rescission pursuant to a settlement agreement with the Common wealth of Pennsylvania. [See Note 12]

Dividends - As of December 31, 2001, the Company had declared a $.25 dividend on 1,933,077 shares of preferred stock for a total of $483,269. As of December 31, 2001, the Company paid $7,357 in cash and issued 95,183 shares of common stock to pay $475,912 of the dividends declared, or $5.00 per share.

                              AUCTIONDINER.COM, INC.
                           (Formerly Bidbay.com, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  9  -  CAPITAL  STOCK  (Continued)

Common Stock - The company has authorized 100,000,000 shares of common stock, $.001 par value. At June 30, 2002, the Company had 51,051,103 shares of common stock issued and outstanding.

NOTE  10  -  STOCK  OPTIONS

Stock Option Plan - In October 2000, the Company adopted a Stock Option Plan which provides for the granting of stock options intended to qualify as "incentive stock options" and "nonqualified stock options" within the meaning of
Section 422 of the United States Internal Revenue Code of 1986. Under the Plan, stock options may be issued to any officer, director, key employees, or consultants.

At December 31, 2000, the Company had options outstanding to purchase 254,000 shares of common stock at a price of $5.00 per share. During the year ended December 31, 2001, the Company cancelled options to purchase 173,500 shares of common stock. No options were forfeited or exercised during the year ended December 31, 2001. During the year ended December 31, 2001, the Company granted options to purchase 1,500 shares of common stock at $10.00 per share.

A summary of the status of the options granted under the stock option plan and other agreements at June 30, 2002, and changes during the six months then ended are presented in the table below:

                                                     Weighted  Average
                                      Shares         Exercise  Price
                                    ____________     ____________
     Outstanding  at  beginning
      of  period                        173,500          $ 5.04
     Granted                                  -               -
     Exercised                                -               -
     Forfeited                                -               -
     Expired                                  -               -
                                    ____________     ____________
     Outstanding at end of period       173,500        $   5.04
                                    ____________     ____________
     Exercisable at end of period        34,400       $   5.00
                                    ____________     ____________
     Weighted  average  fair  value
      of  options  granted                    -     $     -
                                    ____________     ____________

The Company accounts for the fair value of equity securities in accordance with FAS 123 for equity securities issued to employees. For non-employees, the Company accounts for the fair value of equity securities in accordance with APB 25.

                             AUCTIONDINER.COM, INC.
                           (Formerly Bidbay.com, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE  10  -  STOCK  OPTIONS  (Continued)



                               Options  Outstanding            Options  Exercisable
                   ---------------------------------------------------------------------------
                   Weighted-      Weighted-       Weighted-
                   Average        Average         Average
Range of           Number         Remaining       Exercise          Number       Exercise
Exercise Prices   Outstanding  Contractual Life   Price             Exercisable  Price
_____________      __________    ______________   _______________   __________   _____________
$  5.00               172,000        3.75 years   $        5.00         34,400    $     5.00
$ 10.00                 1,500        4.50 years   $       10.00              -    $        -
_____________      __________    ______________   _______________   __________   _____________
                      173,500                                           34,400



Stock Options - During the period presented in the accompanying financial statements, the Company has not granted options under the 2000 Stock Option Plan (the Plan), executive, and other agreements. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No.
123. "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan or other agreements.

NOTE  11  -  RELATED  PARTY  TRANSACTIONS

Leases - The Company is renting property on a month to month basis from an officer of the Company or an entity related to him. The following describes the underlying leases on the properties held by the related parties:

The  Company  is  making  payments related to a lease agreement which has George
Tannous and Affiliates (GTA), a related party, as the leasee. The lease agreement is for office space located at three locations in Tujunga, California. The lease agreement is for five (5) years beginning on April 1, 1999 and ending March 31, 2004. Monthly payments are scheduled for $2,200 for the first 24 months and monthly payments of $2,400 for the remaining 36 months. The Company had expensed $21,600 for the year ended December 31, 2001. In October 2001, the related party amended the agreement to add warehouse space, parking space, and additional office space. The terms of the amendment are for 42 monthly payments of $3,180, ending on March 31, 2005. The Company has a deposit of $980 related to this agreement. During the six months ended June 30, 2002 and 2001, the Company expensed $19,080 and $14,400, respectively.

The Company is leasing office space located in Tujunga, California which is owned by an officer/shareholder. The Company is paying $1,300 per month and is on a month to month arrangement. During the six months ended June 30, 2002 the Company expensed $7,800 related to this agreement.

The Company is leasing two public storage spaces on a month to month basis. The Company is making payments of $79 and $130 per month for a total of $209 monthly for use of these storage spaces. During the six months ended June 30, 2002 and 2001, the Company expensed $1,219 and $0, respectively.

                             AUCTIONDINER.COM, INC.
                           (Formerly Bidbay.com, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  11  -  RELATED  PARTY  TRANSACTIONS  [Continued]

Related Party Payable - At December 31, 2000, the Company owed an officer/shareholder of the Company and a company controlled by the same officer/shareholder $394,475. During the year ended December 31, 2001, the Company reduced this liability by transferring $45,045 of promotional inventory and increased the liability by transferring liabilities of $20,533 associated with the promotional inventory to the officer/shareholder. The Company received advances from the officer, made payments for personal expenses, and made payments on the liability for a net increase of $2,267,194. The Company also accrued $80,000 of unpaid compensation to the officer for services provided during the year ended December 31, 2001. At December 31, 2001 the balance owed to the officer/shareholder and the companies controlled by him, was $3,266,637. [See Note 5]

For the six months ended June 30, 2002, the officer/shareholder made net advances of $301,566. The Company also accrued $40,000 for unpaid compensation. At June 30, 2002, the balance owed to the shareholder and the companies controlled by him for advances and unpaid compensation was $3,548,203.

Related Companies - During the year ended December 31, 2001, the Company received net advances of $549,480 from two companies related through common control. The Company also entered into agreements with each company, BidbayEurope.com and BidbayAustrilia.com, for consulting services to be provided by the Company. The agreements were for $1,000,000 each for a total of $2,000,000 over an unspecified period. [See Note 5]

Compensation to officers - For the year ended December 31, 2001, the Company paid cash compensation to its officers totaling $77,200 and accrued $80,000 in unpaid compensation. For the six months ended June 30, 2002, the Company paid cash compensation to its officers totaling $28,750 and accrued $40,000 in unpaid compensation. For the six months ended June 30, 2001, the Company paid cash compensation to its officers totaling $161,458. The Company also issued 25,000 shares of common stock, valued at $5.00 per share. The common stock was later returned and cancelled.

Consulting - The Company paid a shareholder for consulting services related to maintenance and minor enhancements of the Company's website. For the six months ended June 30, 2002 and 2001, the Company paid $5,000 and $0, respectively.

The Company paid a relative of an officer of the Company $26,178 for consulting and other services for the year ended December 31, 2001. For the six months ended June 30, 2002 and 2001, the Company expensed $6,000 and $0, respectively.

Sale of AskGT.com search engine - The Company sold its "Ask GT" search engine to a director/shareholder and former officer of the Company in February 2002. The Company recorded a $2,000,000 gain on sale of an asset, which is reflected in the statements of operations for the Company. The agreement states payment terms of $50,000 per week until payment in full is completed. If excess payments are made, the excess may be applied to subsequent payments until the credit is used. As of June 30, 2002, the Company had received $888,160 of the $2,000,000, leaving $1,111,840 as a receivable from the related party. The Company is currently in a dispute with the former officer [See Note 12] and, as of June 30, 2002, the Company estimates the balance is uncollectible and has written off the balance to bad debt expense.

Sale of promotional inventory - In January 2002, the Company sold promotional inventory to a former officer/shareholder for $2,500 cash.

                             AUCTIONDINER.COM, INC.
                           (Formerly Bidbay.com, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  12  -  COMMITMENTS  AND  CONTINGENCIES

Consulting agreement - The Company entered into a consulting agreement for services related to setting up and running multi level marketing activities specifically targeted toward online auctions. The Company signed a one year confidentiality agreement, which ends in January 2003. The agreement does not indicate minimum payment terms. For the six months ended June 30, 2002, the Company expensed $63,407 related to this agreement.

Consulting agreement - The Company entered into a consulting agreement for services related to implementing a tracking system for affiliates in the Company's Multi Level Auction Shared Revenue program. The Company has agreed to pay for hosting services for back office, genealogical web application, and the personalized marketing system on a sliding scale for the first six months. The hosting fee for the first month will be $1,000, $1,500 for the second month, $1,500 plus a charge of $35 per GB of packet data transmitted over 25 GB each month for the third month and beyond. For the six months ended June 30, 2002, the Company capitalized $5,375 for custom software related to this agreement and expensed $23,800.

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

NOTE  12  -  COMMITMENTS  AND  CONTINGENCIES  [Continued]

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

The Company disputes the following assertions, but it is possible that the issuance of shares described above may have violated provisions of the federal and state securities laws which may result in purchasers seeking to return their shares for cash. There can be no assurance that the SEC or applicable state authorities will not pursue any enforcement action. At June 30, 2002 and December 31, 2001, the Company has reclassified $4,397,693 in proceeds received from sale of preferred stock as preferred stock subject to potential rescission.

An officer of the Company and a significant shareholder have sold personal holding of the Company's common stock to private individuals. It is possible the proceeds from these private sales may also be subject to rescission. The Company estimates the total proceeds from these sales to be approximately $1.2 million.

Based upon the best information available to the Company at this time, the Company has calculated a range of possible exposure that exists for the Company in light of the civil liabilities described above. Accordingly, in the event these potential civil liabilities are successfully asserted, the Company could be liable to the shareholders, and to any shareholder that immediately purchased from these shareholders, in an approximate amount ranging from $25,000 up to $5.6 million, plus interest. The $5.6 million is based on the $4.4 million in proceeds plus approximately $1.2 million in proceeds which related parties received through private sales agreements. The foregoing range could be adjusted higher or lower depending upon adjustments to any of the referenced items, and as any new information becomes available to the Company. The Company has not made any expense accrual or allowance for any potential claims in its financial statements through June 30, 2002.

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

                             AUCTIONDINER.COM, INC.
                           (Formerly Bidbay.com, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  12  -  COMMITMENTS  AND  CONTINGENCIES  [Continued]

Litigation - Donald Dayer - In June 2001, the Company brought suit against Mr. Dayer, a consultant who had assisted the Company with a private placement of stock and business development. The Company contends that Mr. Dayer misrepresented himself as a licensed securities broker. The Company is seeking a refund of all proceeds paid to Mr. Dayer, which is approximately $2,200,000. Mr. Dayer filed a cross-complaint against the Company and its president alleging an offset for payments made by Mr. Dayer to the Company. Legal counsel for the Company is unable to estimate the likelihood of the outcome of these complaints. The Company has not accrued any loss contingencies associated with the cross-complaint by Mr. Dayer as of June 30, 2002.

ISP  Bridges  Consulting  Agreement - The Company entered into an agreement with
ISP Bridges wherein ISP Bridges would provide the Company with market makers upon the Company becoming effective with the SEC. ISP Bridges was to also provide a business plan in exchange for cash and common stock of the Company. The Company cancelled the agreement and demanded a reimbursement of advance payments made to ISP Bridges upon ISP Bridges failing to provide proof of progress on the business plan. Legal counsel for the Company is unable to estimate the likelihood of the outcome of this complaint. The Company has not accrued any loss contingencies associated with this agreement as of June 30, 2002.

Litigation - eBay - During the year ended December 31, 2001, the Company was named in a lawsuit by eBay Inc. eBay claimed trademark infringement by use of the word "bay" in the Company's title and displaying a rainbow colored logo on its website to give users a sense of its similarity to eBay. In February 2002 the Company settled the lawsuit with eBay, wherein the Company was required to cease use of the word/mark "Bidbay" or any variations thereof, cease use of the web address, and transfer ownership of the domain name "www.Bidbay.com" to eBay. The Company's new domain name may not contain the word "bay" or any name confusingly similar to eBay. Also, the Company may not adopt a logo that is confusingly similar to eBay. The Company is also required to withdraw certain trademark applications in a timely manner. The Company agreed to pay a nominal amount to eBay which does not materially impact the financial condition of the Company.

Negotiations - Speedy Click - In June 2001, the Company began negotiations with Speedy Click concerning the agreements for delivery of registered users. The Company believes Speedy click breached its agreement by not providing all the registered users agreed to be delivered. The Company sought a settlement with Speedy Click and in November 2001, cancelled 1,358,847 shares of common stock and cancelled the stock subscription which the Company had established upon original issuance of common and preferred stock. It is possible the Speedy Click may seek legal action in order to have the common stock reissued. Management is confident in a positive outcome in the favor of the Company if such action is brought by Speedy Click due to Speedy Click's non-performance and non-consideration of the agreements for which the Company had originally issued stock.

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

                             AUCTIONDINER.COM, INC.
                           (Formerly Bidbay.com, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  12  -  COMMITMENTS  AND  CONTINGENCIES  [Continued]

Litigation - Former Officer/Director - The Company has been named in a lawsuit involving a former officer/director of the Company. The plaintiffs claim that the former officer/director committed securities fraud in the selling of stock related to a company named "ASKGT.COM." The plaintiffs claim the former officer/director made assertions that (1) the Company was going public at $20 per share and (2) the Company and ASKGT.COM owned a patent and (3) eBay was acquiring the Company at $20 to $25 per share. The Company has not accrued any loss contingencies associated with this lawsuit as of June 30, 2002.

In June 2002, the Company filed legal action against the former officer/director and ASKGT.COM. The Company's litigation relates to the claims mentioned above and for misrepresenting the relationship between the Company, ASKGT.COM, and the former officer/director.

Litigation - an Individual, ET AL - In June 30, 2002, the Company filed legal action against an individual and companies associated with the individual. The Company claims the individual made slanderous statements against the company and its officers while acting as an "Internet Chat Room Moderator" for competitors and as an individual internet chat room participant. The company is seeking to have the defendant cease from making slanderous statements against the Company and its officers. The Company has not accrued any contingent gains or losses related to this legal action as of June 30, 2002.

NOTE  13  -  INCOME  TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At June 30, 2002 and December 31, 2001, the total of all deferred tax assets was approximately $4,668,000 and $4,791,000 and the total of the deferred tax liabilities was $0. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of $4,668,000 and $4,791,000 as of June 30, 2002 and December 31, 2001, which has been offset against the net deferred tax assets. The net change in the valuation allowance during the six months ended June 30, 2002 amounted to approximately $(123,000).

The Company has available a net operating loss carryover of approximately $6,685,000 at June 30, 2002 which may be applied against future taxable income and which expire in various years through 2022.

                             AUCTIONDINER.COM, INC.
                           (Formerly Bidbay.com, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  13  -  INCOME  TAXES  [Continued]


The temporary differences gave rise to the following deferred tax asset (liability):

                                       For  the  Six      For  the
                                       Months  Ended     Year  Ended
                                         June  30,       December  31,
                                           2002                2001
                                    ------------------  ----------------
     Excess  of  tax  over  financial
       accounting  depreciation     $     2,003,664     $     1,619,282
     Contribution  carryover                      -               3,479
     Allowance  for  bad  debt                1,992              20,905
     Net  operating  loss  carryover      2,662,503           3,133,401
     Contingent  liabilities                      -              13,941

The components of federal income tax expense from continuing operations consisted of the following for the period ended:


                                  For  the  Six      For  the
                                  Months  Ended     Year  Ended
                                    June  30,       December  31,
                                      2002                2001
                               ------------------  ----------------
  Current income tax expense:
    Federal                    $         -          $            -
    State                                -                       -
                               ------------------  ----------------
  Net current tax expense      $         -          $            -
                               ------------------  ----------------


                                  For  the  Six      For  the
                                  Months  Ended     Year  Ended
                                    June  30,       December  31,
                                      2002                2001
                               ------------------  -----------------
     Deferred  tax  expense
      (benefit)  resulted  from:
     Excess  of  tax  over
      financial  accounting
      depreciation             $     (384,382)     $     (1,473,532)

     Contribution  carryover            3,478                (2,178)
     Net  operating  loss             470,899            (1,272,029)
     Valuation  allowance            (122,849)            2,323,543
     Allowance  for  bad  debts        18,913               (20,905)
     Deferred  Income                       -                48,792
     Contingent  Liabilities           13,941               (13,941)
     Compensation                           -               410,250
                               ------------------  -----------------
     Net deferred tax expense  $            -      $              -
                               ------------------  ----------------

                             AUCTIONDINER.COM, INC.
                           (Formerly Bidbay.com, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  13  -  INCOME  TAXES  [Continued]

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income. The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows for the period ended:

                                  For  the  Six      For  the
                                  Months  Ended     Year  Ended
                                    June  30,       December  31,
                                      2002                2001
                               ------------------  -----------------
     Computed tax at the expected
       federal  statutory  rate         34.00%          34.00%
     State  income  taxes,
       net  of  federal  benefit         5.83            5.83
     Valuation  allowance              (40.27)         (39.72)
     Other                                .44            (.11)
                               ------------------  -----------------

     Effective  income  tax  rates          -               -
                               ------------------  -----------------


NOTE  14  -  EARNINGS  (LOSS)  PER  SHARE

The following data show the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for:


                                              For  the  Six
                                             Months  Ended
                                                June  30,
                                      --------------------------
                                            2002         2001
                                      --------------------------
  Net Income (loss) before change in
    accounting principle              $  (371,458)  $(1,778,327)

  Change in accounting principle       (1,057,999)            -

  Preferred dividends                           -      (440,000)
                                      --------------------------

  Income (loss) available to common
    shareholders (Numerator)          $(1,429,457)  $(2,218,327)
                                      ==========================

  Weighted average number of common
   shares outstanding used
   in earnings (loss)
   per share during the period         51,051,103    52,538,002
                                      --------------------------

  Dilutative effect of convertible
    preferred stock                     1,759,077     1,788,077
                                      --------------------------

  Weighted average number of common
   shares outstanding used in
   earnings (loss)
   per share during the
   period (Denominator)                52,810,180    54,326,079
                               ==================  =============


                             AUCTIONDINER.COM, INC.
                           (Formerly Bidbay.com, Inc.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  14  -  EARNINGS  (LOSS)  PER  SHARE  [Continued]

Diluted earnings (loss) per share were not presented as its effect would be anti-dilutive. At June 30, 2002, the Company had options to purchase 173,500 shares of common stock with exercise prices ranging from $5.00 to $10.00 per share, which were not included in the calculation of earnings (loss) per share because their effect would be anti-dilutive.

At June 30, 2001, the Company had options to purchase 249,000 shares of common stock at an exercise price of $5.00 per share and 1,988,077 shares of convertible preferred stock outstanding, which were not included in the calculation of earnings (loss) per share because their effect would be anti-dilutive.

NOTE  15  -  CONCENTRATIONS

For the six months ended June 30, 2001, the Company recognized $417,500 in insertion orders and banner advertising from Network Commerce, Inc. (aka Speedy Click). The Company also recognized $57,500 in revenues from Switchboard, Inc. for banner advertisements. The totals of $417,500 and $57,500 represents 87% and 12% of the total revenues for the six months ended June 30, 2001.

NOTE  16  -  MULTI  LEVEL  AUCTIONS

In February 2002, the Company introduced its Multi Level Auction ("MLA") concept to its registered users. The Company anticipates paying up to 60% of monthly MLA fees to the Company's affiliates based on their "downlines." The Company charges a $25 a month fee to each affiliate who signs up for the MLA program. For the $25 monthly fee, the affiliate receives $100 in credits towards auction listing fees for the month. If the affiliate places auctions totaling more than the $100 credit, they are responsible to pay the difference.

To participate in the share revenue program, affiliates must: firstly, be active (generate a minimum of $25 wholesale revenue and place at least five items for sale on the auctions. And secondly, abide by the Company's policies and procedures and the independent distributor agreement.

If qualifications are met, the shared revenue program provides: commissions on retail sales; organizational bonuses; enroller bonuses; double your income loyalty bonuses; extended depth bonuses; auto-qualified matrices, beginning on level 5 of an original and subsequent matrices; a matrix builder's bonus pool; and customer acquisition bonuses. For the six months ended June 30, 2002, the Company recorded net revenues of $215,371 and commissions of $97,578.

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

Six  Month  Period  Ended  June  30,  2002

For  the  six  month period ended June 30, 2002, we earned revenues of $232,540.
The revenues were primarily from MLA listing fees (see explanation under Liquidity and Capital Resources) and auction fees. Revenue from these sources totaled $24,624 for the first three months of the period and $207,916 for the last three months of the period. We expect the revenues from these sources to continue to grow.

We booked bad debt expense during the period of $1,111,870 which was attributable to one item and will not be recurring.

Liquidity  and  Capital  Resources

Operating revenues at the present time total approximately $200,000 per quarter against operating expenses of approximately $700,000 per quarter. Cash on hand at June 30, 2002, totaled $25,743 which is capable of sustaining the cash needs of the Company for about one week. Earlier in the year we sought to stabilize the current financial position of the Company by selling Askgt.com, a company asset for $2,000,000. With respect to this sell we have now incurred a bad debt expense of $1,111,870 and do not expect any additional proceeds from this source.

We  expect  to meet the capital needs of the Company from the following sources:

     1. We are commencing a new private placement of common shares of the Company for the purpose of raising working capital.
     2. We anticipate the need to borrow additional money from our President Mr. George Tannous.
     3.   We  expect  continued growth in the operating revenues of the Company.

Our principal marketing focus is through our MLA(TM) program which was introduced earlier this year. MLA(TM) stands for Multi-Level Auctions. We have filed a provisional patent application for purposes of protecting the concept as it relates to our industry.

Through MLA(TM), our registered auction users can join a force of associates who are compensated for using our auction site. Generally speaking, through a multi-level marketing arrangement, an associate in the "Gold" associate category can also receive compensation when our auction site is used by others that the associate has introduced to the site. We believe MLA(TM) has the potential to increase the use of our auction site in a significant manner together with the corresponding fee revenue.

As noted earlier, fee revenue increased from $24,624 in the first quarter of this year to $207,916 in the second quarter of this year. It is our goal to continue to grow this revenue and thereby remove the need to obtain capital from sources outside the operations of the Company. Even though we expect this to happen, this result cannot be guaranteed. Also, it cannot be guaranteed that we will be able to obtain capital sufficient to sustain the operations of the Company from a private placement of our common shares or from the additional borrowing of funds.

Potential  Future  Liability

From February, 2000, through January, 2001, the Company sold 1,788,077 shares of preferred stock to an aggregate of 402 individual investors at the price of $2.50 per share and distributed 177,908 common shares as a premium on the preferred shares sold. The Company believes that the offering was exempt from registration pursuant to Rule 506 promulgated under the Securities Act of 1933. However, it can be argued that the offering was conducted in violation of federal securities laws and that the Company could be subject to allegations that could result in purchasers seeking to return their shares for cash. It has also come to the attention of the Company that Mr. Dayer, who sold the offering, is not a registered broker dealer with the securities authorities of any state. Accordingly, the sale of the offering is a violation by Mr. Dayer of state broker dealer registration laws. Mr. Dayer solicited investments from persons on calling lists purchased by Mr. Dayer. This is a potential violation of the Rule 506 prohibition against a general solicitation. The offering was initially sold to approximately 70 non-accredited investors which is more than 35 as allowed by Rule 506. When the Company learned of this violation, it offered rescission to non-accredited investors sufficient to bring the total number under 35.

In connection with the offering discussed in the preceding paragraph and as discussed in that paragraph, it came to the attention of management that the Company had received offering proceeds totaling $283,174 from 70 investors who did not qualify to be investors under the terms of the offering. Management decided the Company had to rescind its acceptance of their subscription agreements. In or around August, 2000, the Company mailed a rescission offer to these investors offering a return of their investment proceeds. If investors did not accept the rescission, they could receive common stock owned by Mr. George Tannous on a one for one basis. The Company believes the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. However, it can be argued that this distribution of shares was an extension of the offering described in the preceding paragraph, that this offering was subject to the same potential securities violations as that offering and that investors could seek to return their shares for cash.

Since the inception of the Company, Mr. George Tannous, its president has sold common shares owned by him personally to approximately 300 persons for total proceeds of approximately $1,160,000. The shares sold by Mr. Tannous were restricted shares and not available for sale without registration except in transactions not involving any public offering. It is possible that it could be asserted that the sale of these shares was part of the offering described above in this section being conducted by the Company and subject to the same potential securities violations as that offeringThe proceeds of these sales were retained by Mr. Tannous for his personal use. However, Mr. Tannous also loaned the Company money to assist with its cash flow needs. If it is found that the shares of Mr. Tannous were sold on behalf of the Company, it is possible that the shares sold by Mr. Tannous could be put back to the Company by the purchasers of the those shares in exchange for a return of their investment. If the sale of shares by Mr. Tannous was not considered a part of the offering by the Company, it would still be in violation of federal securities registration laws if it was found to not be a private offering of shares.

The Company has issued 95,183 shares of common stock in lieu of cash dividends on preferred stock for total dividends of $475,915 or $5.00 per share. The Company believes the transaction was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933. However, it can be argued that this was a public offering of shares without exemption for the distribution of these shares. The terms of the preferred stock require that dividends be paid in cash. Accordingly, holders of the common stock have the right to return these shares for the amount which should have been paid in cash.

Based upon the best information available to the Company at this time, we have calculated a range of possible, but disputed, exposure that exists for the Company in light of the disputed civil liabilities described above. Accordingly, in the event these disputed civil liabilities were successfully asserted, the Company could be liable to the shareholders, and to any shareholder that immediately purchases from these shareholders, in an amount ranging from approximately $25,000 up to approximately $6,300,000, plus interest. The foregoing range could be adjusted higher or lower depending upon adjustments to any of the referenced items, and as any new information becomes available to the Company.

During June 2000, the Company issued 126,150 shares of its previously authorized, but unissued common stock. The shares were issued to persons who had visited the website of the Company or had otherwise used the services of the Company in the past. The shares were issued in a promotional giveaway at the rate of 5 shares per person or to a total of 25,230 persons. The shares were valued at $5.00 per share. The Company asserts the transaction was not subject to the registration requirements under the Securities Act of 1933 because it did not constitute an offer or sale of securities pursuant to Section 5 of the Act because the recipients of the shares did not give any consideration for the shares. However, it can be argued that an offer of shares to promote a web site is a violation of Section 5 of the Securities Act because a visit to the website of the Company or registering at the site is giving consideration for the shares. If it was found that the offering was in violation of the securities laws, these shares could be put back to the Company by the holders of the shares.

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

                           PART II - OTHER INFORMATION

ITEM  1.          LEGAL  PROCEEDINGS

Rotskoff  Lawsuit

On May 21, 2002, KENNETH S. ROTSKOFF and JUDITH A. ROTSKOFF ("Plaintiffs") filed a complaint in the United States District Court, Eastern District of Missouri, Eastern Division, Case No. 4:02CV00733DJS. In the complaint, the following persons and entities are listed as defendants: BIDBAY.COM,INC. n/k/a/ AUCTIONDINER.COM,INC. (the "Registrant" or "Auctiondiner" which is filing this Form 8-K); WESTER S. COOLEY (a former officer and director of the Registrant); GEORGE TANNOUS (the current CEO and a director of the Registrant); JOHN
MONTGOMERY; BIDBAYEUROPE.COM, INC.; GEORGE TANNOUS & AFFILIATES, INC., and ASKGT.COM, INC. (collectively the "Defendants").

In the complaint, the Plaintiffs allege generally that the Defendants acted in concert to sell unregistered securities to Plaintiffs and other Missouri residents of one or more of the corporate Defendants. The complaint includes allegations that misrepresentations were made to Plaintiffs by one or more of the Defendants in connection with the sale of the securities, including misrepresentations about pending mergers and acquisitions involving some of the corporate

Defendants.

The complaint seeks damages totaling $1,437,500 which is the amount allegedly invested by Plaintiffs in the corporate Defendants. The complaint also seeks punitive damages, interest, attorney's fees and costs.

Askgt.com  Lawsuit

On June 6, 2002, Auctiondiner filed a complaint in the Superior Court of the State of California, County of Los Angeles, North Central District, Case No. FC034584 against WESTER COOLEY, ASKGT.COM, INC. and DOES 1 through 100 (the "Defendants").

The complaint alleges that in the course of selling stock in Askgtr.com, Inc., the Defendants have made misrepresentations about Auctiondiner and Auctiondiner's business affiliations with Askgt.com, which misrepresentations have been damaging to Auctiondiner.

The complaint seeks a permanent injunction against the sale of any further stock by Askgt.com based on misrepresentations about Auctiondiner, that a trust account be formed to hold all money obtained via stock sales based upon misrepresentations, and for general, special and punitive damages in amounts to be proven at trial.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     None

ITEM  3.          DEFAULT  UPON  SENIOR  SECURITIES

     None

ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     On April 16, 2002, the board of directors submitted a recommendation to the shareholders of the Company to change the name of the Company from BidBay.com, Inc. to Auctiondiner.com, Inc. in conformity with a settlement reached with eBay, Inc. regarding the name of the Company and to amend the Articles of Incorporation of the Company accordingly. A definitive information statement regarding the matter had been filed with the SEC on March 25, 2002. The matter was approved by majority shareholder consent on April 16, 2002.

ITEM  5.     OTHER  INFORMATION

     None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)     Exhibits
             None

     (b)     Reports  on  Form  8-K

          On April 24, 2002, the Company filed a report on Form 8-K announcing under Item 5 of that report the change in the name of the Company to Auctiondiner.com, Inc.

          On June 19, 2002, the Company filed a report on Form 8-K announcing under Item 2 of that report the sale of its search engine style "Askgt.com" in consideration of $2,000,000. The same report under Item 5 announced the legal actions described in this report under Item 1 of Part II.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Auctiondiner.com,  Inc.


DATED:  August  13,  2002          By:
                                     /s/ George  Tannous
                                   ----------------------------
                                   George  Tannous
                                   Principal  Executive  Officer
                                   Principal  Accounting  Officer

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, George Tannous, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Auctiondiner.com, Inc. for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Auctiondiner.com, Inc.

                                   By:
                                     /s/  George  Tannous
                                   ----------------------------
                                   Name:  George  Tannous

                                   Title: Chief  Executive  Officer

                                   Date:  August  13,  2002


I, George Tannous, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Auctiondiner.com, Inc. for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Auctiondiner.com, Inc.


                                   By:
                                     /s/  George  Tannous
                                   ----------------------------
                                   Name:  George  Tannous

                                   Title: Chief  Financial  Officer

                                   Date:  August  13,  2002